Form 10-K
period 2010-10-31
ROCKFORD MINERALS INC /FI
filed 2011-03-28
CIK 844538

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 001-34911

Rockford Minerals Inc.
(Exact name of registrant as specified in its charter)

Nevada	26-1434750
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

369 Shuter Street
Toronto, Ontario M5A 1X2
Canada

(Address of principal executive offices)

Registrant’s telephone number, including area code: (416) 937-3266

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value
     Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes☐ No☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed third fiscal quarter ended July 31, 2010:  $0.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1943 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐   No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the last practicable date:  March 15, 2011:  10,000,000 shares of common stock, $.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933:  None.

Rockford Minerals Inc.

PART I

Item 1.    Business

Rockford Minerals Inc. (the “Company”) is seeking to be a producer of gold and silver ore, and of other precious metals.

Our principal objective is to enhance the value of the Company by evaluating the mining property that the Company presently owns in Nevada and to acquire additional undeveloped mining properties.

We intend to pursue growth opportunities through organic growth, as well as through an opportunistic acquisition strategy.

.	Organic growth. We will evaluate opportunities to exploit previously untapped reserves

.	Acquisitions, reserve transactions and joint ventures. We intend to pursue value-enhancing acquisitions, reserve transactions and joint venture opportunities.

For information regarding our mining property in Nevada, see “Item 3 - Properties.”

Market Outlook

Market indicators have shown increased strength for gold, silver and certain other metals. Gold and silver markets are becoming more robust as 2011 progresses.

One potential cause of constrained supply may be the difficulty in obtaining capital funding and obtaining mining permits.

Recent developments related to underground mining are expected to result in greater regulatory oversight, and may result in more stringent regulations and perhaps additional legislation. These developments add further uncertainty and may cause additional constraints. As the economy continues to recover, demand for gold, silver and certain other metals should rise. Increased demand, coupled with supply constraints, could result in increased demand.

Potential legislation, regulation, treaties and accords at the local, state, federal and international level, and changes in the interpretation or enforcement of existing laws and regulations, have created uncertainty and could have a significant impact on demand and our future operational and financial results. For example, the increased scrutiny of surface mining could make it difficult to receive permits or could otherwise cause production delays in the future.

Sales and Marketing

We intend to sell any gold, silver and other metals produced by our operations and third-party producers. Although the Company does not presently have any marketing staff, we may contract with third-party producers to mine our owned or leased properties on a rate per ounce or cost plus basis. We do not presently have any sales or marketing staff. Our future sales and marketing group may  include personnel dedicated to performing sales functions, transportation, distribution, market research, contract administration, and credit/risk management activities.

Suppliers

The main types of goods we expect to purchase are mining equipment and replacement parts, steel-related (including roof control) products, belting products, lubricants, fuel and tires. We do not believe that we will become dependent on any individual supplier other than for purchases of certain underground mining equipment. The supplier base providing mining materials has been relatively consistent in recent years. Purchases of certain underground mining equipment are concentrated with one principal supplier; however, supplier competition continues to develop.

Competition

The U.S. gold and silver mining industry is highly competitive.

A number of factors beyond our control affect the markets for gold, silver and other metals. Continued demand for our production and the prices obtained by us depend primarily on the consumption patterns of such industries in the U.S. and elsewhere around the world; the availability, location, cost of and price of competing sources. The most important factors on which we compete are delivered price (i.e., including transportation costs, which may be paid by our customers), gold and silver quality characteristics and reliability of supply.

Asset Retirement Obligations

Asset retirement obligations will primarily represent the present value of future anticipated costs to restore surface land to levels equal to or greater than pre-mining conditions, as required by the Surface Mining Control and Reclamation Act (SMCRA).

Remediation Obligations

Remediation obligations primarily represent the present value of future anticipated costs for water treatment of selenium and other similar discharges in excess of allowable limits, as required by mining permits.

Regulatory Matters
Federal and state authorities regulate the mining industry with respect to matters such as employee health and safety, permitting and licensing requirements, the protection of the environment, plants and wildlife, the reclamation and restoration of mining properties after mining has been completed, surface subsidence from underground mining and the effects of mining on groundwater quality and availability. We may in the future be required to incur significant costs to comply with these laws and regulations.

Future legislation and regulations are expected to become increasingly restrictive, and there may be more rigorous enforcement of existing and future laws and regulations. Depending on the development of future laws and regulations, we may experience substantial increases in equipment and operating costs and may experience delays, interruptions or termination of operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal fines or penalties, the acceleration of cleanup and site restoration costs, the issuance of injunctions to limit or cease operations and the suspension or revocation of permits and other enforcement measures that could have the effect of limiting production from our operations.

Mine Safety and Health

Our goal is to achieve excellent mine safety and health performance. We will measure our progress in this area primarily through the use of accident frequency rates. We believe that it will be our responsibility to our employees to provide a good safety and healthy environment. We seek to implement this goal by: training employees in safe work practices; openly communicating with employees; establishing, following and improving safety standards; involving employees in the establishment of safety standards; and recording, reporting and investigating all accidents, incidents and losses to avoid reoccurrence. We intend to utilize best practices in emergency preparedness, which includes maintaining a mine rescue team.

Nevada and other states in which we will operate have programs for mine safety and health regulation and enforcement. As a result of industry-wide fatal accidents in recent years, primarily at underground mines, several states have adopted new safety and training regulations. In addition, MSHA has issued numerous new policies and regulations addressing, but not limited to, the following: emergency notification and response plans, increased fines for violations and additional training and mine rescue coverage requirements. Collectively, federal and state safety and health regulation in the  mining industry is perhaps the most comprehensive and pervasive system for protection of employee health and safety affecting any segment of U.S. industry. While these changes may have a significant effect on our operating costs, our U.S. competitors with underground mines are subject to the same degree of regulation.

Mining Control and Reclamation Regulations

The SMCRA is administered by the Office of Surface Mining Reclamation and Enforcement (OSM) and establishes mining, environmental protection and reclamation standards for all aspects of U.S. surface mining as well as many aspects of underground mining. Mine operators must obtain SMCRA permits and permit renewals for mining operations from the OSM. Where state regulatory agencies have adopted federal mining programs under SMCRA, the state becomes the regulatory authority. States in which we expect to have active mining operations have achieved primary control of enforcement through federal authorization.

SMCRA permit provisions include requirements for prospecting; mine plan development; topsoil removal, storage and replacement; selective handling of overburden materials; mine pit backfilling and grading; protection of the hydrologic balance; subsidence control for underground mines; surface drainage control; mine drainage and mine discharge control and treatment; and revegetation.

The U.S. mining permit application process is initiated by collecting baseline data to adequately characterize the pre-mining environmental condition of the permit area. We will develop mine and reclamation plans by utilizing this geologic data and incorporating elements of the environmental data. Our mine and reclamation plans incorporate the provisions of SMCRA, the state programs and the complementary environmental programs that impact mining. Also included in the permit application are documents defining ownership and agreements pertaining to minerals, oil and gas, water rights, rights of way and surface land, and documents required of the OSM’s Applicant Violator System, including the mining and compliance history of officers, directors and principal stockholders of the applicant.

Once a permit application is prepared and submitted to the regulatory agency, it goes through a completeness and technical review. Public notice of the proposed permit is given for a comment period before a permit can be issued. Some SMCRA mine permit applications take over a year to prepare, depending on the size and complexity of the mine, and often take six months to two years to be issued. Regulatory authorities have considerable discretion in the timing of the permit issuance and the public has the right to comment on and otherwise engage in the permitting process, including public hearings and through intervention in the courts.

SMCRA requires compliance with many other major environmental programs. These programs include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act (RCRA), the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and employee right-to-know provisions. Besides OSM, other federal regulatory agencies are involved in monitoring or permitting specific aspects of mining operations. The Environmental Protection Agency (EPA) is the lead agency for states with no authorized programs under the Clean Water Act, RCRA and CERCLA. The U.S. Army Corps of Engineers (ACOE) regulates activities affecting navigable waters and the U.S. Bureau of Alcohol, Tobacco and Firearms regulates the use of explosive blasting.

Mine Closure Costs

Various federal and state laws and regulations, including SMCRA, will require us to obtain surety bonds or other forms of financial security to secure payment of certain long-term obligations, including mine closure or reclamation costs, federal and state workers’ compensation costs and other miscellaneous obligations. Many of these bonds are renewable on a yearly basis. Surety bond costs have increased in recent years.

Environmental Laws

We are subject to various federal and state environmental laws and regulations that will impose significant requirements on our operations. The cost of complying with current and future environmental laws and regulations and our liabilities arising from past or future releases of, or exposure to, hazardous substances, may adversely affect our business, results of operations or financial condition. In addition, environmental laws and regulations, particularly relating to air emissions, can reduce our profitability.

Numerous federal and state governmental permits and approvals are required for mining operations. When we apply for these permits or approvals, we may be required to prepare and present to federal or state authorities data pertaining to the effect or impact that a proposed exploration for, or production or processing of, may have on the environment. Compliance with these requirements can be costly and time-consuming and can delay exploration or production operations. A failure to obtain or comply with permits could result in significant fines and penalties and could adversely affect the issuance of other permits for which we may apply.

Clean Water Act

The U.S. Clean Water Act and corresponding state and local laws and regulations affect mining operations by restricting the discharge of pollutants, including dredged or fill materials, into waters of the United States. The Clean Water Act provisions and associated state and federal regulations are complex and subject to amendments, legal challenges and changes in implementation. As a result of recent court decisions and regulatory actions, permitting requirements have increased and could continue to increase the cost and time we expend on compliance with water pollution regulations.

These and other regulatory requirements, which have the potential to change due to legal challenges, Congressional actions and other developments, increase the cost of, or could even prohibit, certain current or future mining operations. Our operations may not always be able to remain in full compliance with all Clean Water Act obligations and permit requirements, and as a result we may be subject to compliance orders and private party litigation seeking fines or penalties or changes to our operations.

Clean Water Act requirements that may affect our operations include the following:

Section 404
Section 404 of the Clean Water Act requires mining companies to obtain ACOE permits to place material in streams for the purpose of creating slurry ponds, water impoundments, refuse areas, valley fills or other mining activities. Our construction and mining activities, including our surface mining operations, will frequently require Section 404 permits. ACOE issues two types of permits pursuant to Section 404 of the Clean Water Act: nationwide (or “general”) and “individual” permits. Nationwide permits are issued to streamline the permitting process for dredging and filling activities that have minimal adverse environmental impacts. An individual permit typically requires a more comprehensive application process, including public notice and comment, but an individual permit can be issued for ten years (and may be extended thereafter upon application).

The issuance of permits to construct valley fills and refuse impoundments under Section 404 of the Clean Water Act, whether general permits commonly described as the Nationwide Permit 21 (NWP 21), or individual permits, has been the subject of many recent court cases and increased regulatory oversight, the results of which may materially increase our permitting and operating costs, result in permitting delays, suspend any then current operations or prevent the opening of new mines.

Item 1A. Risk Factors

Rockford Minerals Inc. (the “Company”) is seeking to become a producer of gold and silver ore, and of other precious metals.

Our principal objective is to enhance the value of the Company by evaluating the mining property that the Company presently owns in Nevada and to acquire additional undeveloped mining properties.

We intend to pursue growth opportunities through organic growth, as well as through an opportunistic acquisition strategy.

·	Organic growth. We will evaluate opportunities to exploit previously untapped reserves

·	Acquisitions, reserve transactions and joint ventures. We intend to pursue value-enhancing acquisitions, reserve transactions and joint venture opportunities.

For information regarding our mining property in Nevada, see “Item 3 - Properties.”

Market Outlook

Market indicators have shown increased strength for gold, silver and certain other metals. Gold and silver markets are becoming more robust as 2011 progresses.

One potential cause of constrained supply may be the difficulty in obtaining capital funding and obtaining mining permits.

Recent developments related to underground mining are expected to result in greater regulatory oversight, and may result in more stringent regulations and perhaps additional legislation. These developments add further uncertainty and may cause additional constraints. As the economy continues to recover, demand for gold, silver and certain other metals should rise. Increased demand, coupled with supply constraints, could result in increased demand.

Potential legislation, regulation, treaties and accords at the local, state, federal and international level, and changes in the interpretation or enforcement of existing laws and regulations, have created uncertainty and could have a significant impact on demand and our future operational and financial results. For example, the increased scrutiny of surface mining could make it difficult to receive permits or could otherwise cause production delays in the future.

Sales and Marketing

We intend to sell any gold, silver and other metals produced by our operations and third-party producers. Although the Company does not presently have any marketing staff, we may contract with third-party producers to mine our owned or leased properties on a rate per ounce or cost plus basis. We do not presently have any sales or marketing staff. Our future sales and marketing group may  include personnel dedicated to performing sales functions, transportation, distribution, market research, contract administration, and credit/risk management activities.

Suppliers

The main types of goods we expect to purchase are mining equipment and replacement parts, steel-related (including roof control) products, belting products, lubricants, fuel and tires. We do not believe that we will become dependent on any individual supplier other than for purchases of certain underground mining equipment. The supplier base providing mining materials has been relatively consistent in recent years. Purchases of certain underground mining equipment are concentrated with a limited number of principal suppliers; however, supplier competition continues to develop.

Competition

The U.S. gold and silver mining industry is highly competitive.

A number of factors beyond our control affect the markets for gold, silver and other metals. Continued demand for our production and the prices obtained by us depend primarily on the consumption patterns of such industries in the U.S. and elsewhere around the world; the availability, location, cost of and price of competing sources. The most important factors on which we compete are delivered price (i.e., including transportation costs, which may be paid by our customers), gold and silver quality characteristics and reliability of supply.

Asset Retirement Obligations

Asset retirement obligations will primarily represent the present value of future anticipated costs to restore surface land to levels equal to or greater than pre-mining conditions, as required by the Surface Mining Control and Reclamation Act (SMCRA).

Remediation Obligations

Remediation obligations primarily represent the present value of future anticipated costs for water treatment of selenium and other similar discharges in excess of allowable limits, as required by mining permits.

Regulatory Matters
Federal and state authorities regulate the mining industry with respect to matters such as employee health and safety, permitting and licensing requirements, the protection of the environment, plants and wildlife, the reclamation and restoration of mining properties after mining has been completed, surface subsidence from underground mining and the effects of mining on groundwater quality and availability. We may in the future be required to incur significant costs to comply with these laws and regulations.

Future legislation and regulations are expected to become increasingly restrictive, and there may be more rigorous enforcement of existing and future laws and regulations. Depending on the development of future laws and regulations, we may experience substantial increases in equipment and operating costs and may experience delays, interruptions or termination of operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal fines or penalties, the acceleration of cleanup and site restoration costs, the issuance of injunctions to limit or cease operations and the suspension or revocation of permits and other enforcement measures that could have the effect of limiting production from our operations.

Mine Safety and Health

Our goal is to achieve excellent mine safety and health performance. We will measure our progress in this area primarily through the use of accident frequency rates. We believe that it will be our responsibility to our employees to provide a good safety and healthy environment. We seek to implement this goal by: training employees in safe work practices; openly communicating with employees; establishing, following and improving safety standards; involving employees in the establishment of safety standards; and recording, reporting and investigating all accidents, incidents and losses to avoid reoccurrence. We intend to utilize best practices in emergency preparedness, which includes maintaining a mine rescue team.

Nevada and other states in which we will operate have programs for mine safety and health regulation and enforcement. As a result of industry-wide fatal accidents in recent years, primarily at underground mines, several states have adopted new safety and training regulations. In addition, MSHA has issued numerous new policies and regulations addressing, but not limited to, the following: emergency notification and response plans, increased fines for violations and additional training and mine rescue coverage requirements. Collectively, federal and state safety and health regulation in the  mining industry is perhaps the most comprehensive and pervasive system for protection of employee health and safety affecting any segment of U.S. industry. While these changes may have a significant effect on our operating costs, our U.S. competitors with underground mines are subject to the same degree of regulation.

Mining Control and Reclamation Regulations

The SMCRA is administered by the Office of Surface Mining Reclamation and Enforcement (OSM) and establishes mining, environmental protection and reclamation standards for all aspects of U.S. surface mining as well as many aspects of underground mining. Mine operators must obtain SMCRA permits and permit renewals for mining operations from the OSM. Where state regulatory agencies have adopted federal mining programs under SMCRA, the state becomes the regulatory authority. States in which we expect to have active mining operations have achieved primary control of enforcement through federal authorization.

SMCRA permit provisions include requirements for prospecting; mine plan development; topsoil removal, storage and replacement; selective handling of overburden materials; mine pit backfilling and grading; protection of the hydrologic balance; subsidence control for underground mines; surface drainage control; mine drainage and mine discharge control and treatment; and revegetation.

The U.S. mining permit application process is initiated by collecting baseline data to adequately characterize the pre-mining environmental condition of the permit area. We will develop mine and reclamation plans by utilizing this geologic data and incorporating elements of the environmental data. Our mine and reclamation plans incorporate the provisions of SMCRA, the state programs and the complementary environmental programs that impact mining. Also included in the permit application are documents defining ownership and agreements pertaining to minerals, oil and gas, water rights, rights of way and surface land, and documents required of the OSM’s Applicant Violator System, including the mining and compliance history of officers, directors and principal stockholders of the applicant.

Once a permit application is prepared and submitted to the regulatory agency, it goes through a completeness and technical review. Public notice of the proposed permit is given for a comment period before a permit can be issued. Some SMCRA mine permit applications take over a year to prepare, depending on the size and complexity of the mine, and often take six months to two years to be issued. Regulatory authorities have considerable discretion in the timing of the permit issuance and the public has the right to comment on and otherwise engage in the permitting process, including public hearings and through intervention in the courts.

SMCRA requires compliance with many other major environmental programs. These programs include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act (RCRA), the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and employee right-to-know provisions. Besides OSM, other federal regulatory agencies are involved in monitoring or permitting specific aspects of mining operations. The Environmental Protection Agency (EPA) is the lead agency for states with no authorized programs under the Clean Water Act, RCRA and CERCLA. The U.S. Army Corps of Engineers (ACOE) regulates activities affecting navigable waters and the U.S. Bureau of Alcohol, Tobacco and Firearms regulates the use of explosive blasting.

Mine Closure Costs

Various federal and state laws and regulations, including SMCRA, will require us to obtain surety bonds or other forms of financial security to secure payment of certain long-term obligations, including mine closure or reclamation costs, federal and state workers’ compensation costs and other miscellaneous obligations. Many of these bonds are renewable on a yearly basis. Surety bond costs have increased in recent years.

Environmental Laws

We are subject to various federal and state environmental laws and regulations that will impose significant requirements on our operations. The cost of complying with current and future environmental laws and regulations and our liabilities arising from past or future releases of, or exposure to, hazardous substances, may adversely affect our business, results of operations or financial condition. In addition, environmental laws and regulations, particularly relating to air emissions, can reduce our profitability.

Numerous federal and state governmental permits and approvals are required for mining operations. When we apply for these permits or approvals, we may be required to prepare and present to federal or state authorities data pertaining to the effect or impact that a proposed exploration for, or production or processing of, may have on the environment. Compliance with these requirements can be costly and time-consuming and can delay exploration or production operations. A failure to obtain or comply with permits could result in significant fines and penalties and could adversely affect the issuance of other permits for which we may apply.

Clean Water Act

The U.S. Clean Water Act and corresponding state and local laws and regulations affect mining operations by restricting the discharge of pollutants, including dredged or fill materials, into waters of the United States. The Clean Water Act provisions and associated state and federal regulations are complex and subject to amendments, legal challenges and changes in implementation. As a result of recent court decisions and regulatory actions, permitting requirements have increased and could continue to increase the cost and time we expend on compliance with water pollution regulations.

These and other regulatory requirements, which have the potential to change due to legal challenges, Congressional actions and other developments, increase the cost of, or could even prohibit, certain current or future mining operations. Our operations may not always be able to remain in full compliance with all Clean Water Act obligations and permit requirements, and as a result we may be subject to compliance orders and private party litigation seeking fines or penalties or changes to our operations.

Clean Water Act requirements that may affect our operations include the following:

Section 404
Section 404 of the Clean Water Act requires mining companies to obtain ACOE permits to place material in streams for the purpose of creating slurry ponds, water impoundments, refuse areas, valley fills or other mining activities. Our construction and mining activities, including our surface mining operations, will frequently require Section 404 permits. ACOE issues two types of permits pursuant to Section 404 of the Clean Water Act: nationwide (or “general”) and “individual” permits. Nationwide permits are issued to streamline the permitting process for dredging and filling activities that have minimal adverse environmental impacts. An individual permit typically requires a more comprehensive application process, including public notice and comment, but an individual permit can be issued for ten years (and may be extended thereafter upon application).

The issuance of permits to construct valley fills and refuse impoundments under Section 404 of the Clean Water Act, whether general permits commonly described as the Nationwide Permit 21 (NWP 21), or individual permits, has been the subject of many recent court cases and increased regulatory oversight, the results of which may materially increase our permitting and operating costs, result in permitting delays, suspend any then current operations or prevent the opening of new mines.

Our auditors have expressed a substantial uncertainty regarding whether we will be able to continue as a going concern due primarily to a lack of operating capital.

The probability of our mining claims having commercial reserves is remote, and any funds spent on exploration will probably be lost. In all probability, our claims do not contain any commercial reserves, or may contain reserves which are not economically feasible to recover.  As such, any funds spent on exploration will, in all probability, be lost.

Our management has no technical training or experience in exploring for gold and silver resources or starting and operating a mining exploration program.  Our management has no experience in exploring mineral for gold and silver and starting and operating an exploration program. Further, our management has no training or experience in these areas, and as a result, may not be fully aware of many of the specific requirements related to working the claims within such industry. Our management's decisions and choices may not take into  account the standard engineering or managerial approaches that mineral exploration companies commonly use. Consequently our activities, earnings, and ultimate financial success could suffer irreparable harm due to our management's lack of experience in this industry. As a result, we may have to suspend or cease activities.

We will need additional funding to complete the exploration process recommended by engineers.  Even if we raise all of the funds which we intend to raise in any future offerings, we may not have enough capital to complete the exploration phases recommended in the geological evaluation report of our contracted mining engineer with regard to our claims.  To complete the recommended exploration phases, we may be required to raise additional capital through securities offerings, debt or loans, or from our officers or directors.  We cannot guarantee that we will be able to raise the capital necessary to complete the recommended phases of exploration of our properties.  If we are unable to raise additional capital, and cannot complete the recommended exploration phases, we will not be able to successfully begin operations and will not be able to realize any revenue.  As a result, we would be forced to cease all operations.

The Company has not commenced any mining production, thus it has had no revenues and faces a high degree of risk.  We do not own any currently producing properties, nor own any property that has proven reserves of commercially viable quantities of valuable metals.  Accordingly, we have no revenues and we have no way to evaluate the likelihood that our business will be successful. We have been involved primarily in organizational activities, due diligence on our claims, and engaging a professional engineer to prepare an initial report and evaluation of our claims.  We have not generated any revenues since our inception.

You should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications, and delays encountered in connection with the exploration of the mineral properties. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stages, we anticipate that we will continue to incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the development of our mining property and the production of minerals from our claims, we will not be able to earn profits or continue operations. If we are unsuccessful in addressing these risks, the business of the Company will most likely fail.

We lack an operating history and have losses which we expect to continue into the future.  We were incorporated in October 2007, and we have not started our proposed business activities or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to explore our mining claims and our ability to generate revenues from operations upon our claim.  Based upon our current plans, we expect to incur operating losses in the foreseeable future.  This will happen because there are expenses associated with the research and exploration of our mineral properties, and we may not generate revenues in the future.   Failure to generate revenues may cause us to suspend or cease activities.

Because we are small and do not have much capital, we may have to limit our exploration activity which may result in a loss.  Because we are small and do not have a large reserve of capital, we may be required to limit our exploration activity. As such, we may not be able to complete an exploration program that is as thorough as we would like. In that event, an existing reserve may go undiscovered. Without a reserve or commercial mining operations, we cannot generate revenues unless we sell our mining claims or other mining rights.

Because we will have to spend additional funds to determine if we have commercial reserves, we will have to raise additional money or risk having to cease our operations.  Even if we complete our current exploration program and we are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling, testing, exploration, and engineering studies before we will know if we have a commercially viable gold and silver deposit.  Because our current capitalization is insufficient to achieve such further drilling, testing, exploration, and engineering studies, it will be necessary to raise additional funds.  If we are unable to raise such funds, we would be forced to suspend or cease our activities.

Because our officers and directors have other business activities and will only be devoting a percentage of their time to our operations, our operations may be sporadic with periodic interruptions or suspensions of exploration.  Our officers and directors have outside business activities and will only be devoting a limited amount of their time to our operations, our operations may be sporadic and occur at times which are convenient to our officers and directors. As a result, exploration of our claims may be periodically interrupted or suspended.

Risks in the Mining Industry

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages which could hurt our financial position and possibly result in the failure of our business.  Mineral exploration and development involves numerous hazards.  As a result, we may become subject to liability for such hazards, including pollution, cave-ins, and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material, adverse effect on our financial position, or could cause us to cease operations.

If we discover commercial reserves of precious metals on our mineral properties, we can provide no assurance that we will be able to successfully advance the mineral claims into commercial production.  If our exploration program is successful in establishing the existence of gold and silver of commercially and economically viable tonnage and grade on any of our claims, we will require additional funds in order to begin operations of commercial production. Obtaining additional financing would be subject to a number of factors, including the market price for the minerals, investor acceptance of our claims, and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. We may be unable to obtain any such funds, or to obtain such funds on terms that we consider economically feasible.

If access to our mineral claims is restricted by inclement weather, we may be delayed in our exploration and any future mining efforts.  It is possible that snow, rain, or other environmental factors could cause the mining roads providing access to our claims to become impassable. If the roads are impassable, we would be delayed in our exploration timetable and incur unforeseen expenses.

If we become subject to burdensome government regulation or other legal uncertainties, our business will be negatively affected.  There are federal and state governmental regulations that oversee and materially restrict mineral property exploration and development. Under United States and State of Nevada mining laws, to engage in certain types of exploration will require work permits, the posting of bonds, and the performance of remediation work for any physical disturbance to the land. While such laws will not affect our current exploration plans, if we begin drilling operations on our property, we will incur such regulatory oversight and regulatory compliance costs.

In addition, the legal and regulatory environment that pertains to the exploration of gold and silver is subject to change. Change in existing regulations and new regulations could increase our costs of doing business, and prevent us from beginning or continuing operations.

We are in a highly competitive industry.  Gold and silver exploration and development is highly competitive.  The Company faces competition from multinational, national, and regional companies.  Many of the Company’s competitors are larger, longer established, and have far greater financial resources and exploration and operational experience than our Company. The Company may be unable to compete effectively.

Because of consumer demand, the demand for any gold and silver that we may recover from our claims may be slowed, resulting in reduced revenues to the Company.  Our success will be dependent on the demand for gold and silver. If consumer or industrial demand slows our revenues may be significantly affected. This could limit our ability to generate revenues, and our financial condition and operating results may be harmed, possibly resulting in loss of investment.

The price of gold and silver metal is volatile, and price changes are beyond our control.  The price of base metal fluctuates.  The prices of base metal have been and will continue to be affected by numerous factors beyond our control.  Factors that affect such metals include the demand from consumers economic conditions, over supply from secondary sources, and costs of production.  Price volatility and downward price pressure, which can lead to lower prices, could have a material adverse effect on the costs and the viability of our operations.

The volatility of gold and silver prices in general may adversely affect our exploration efforts.  If prices for these metals decline, it may not be economically feasible for us to continue our exploration of our properties or to interest a joint venture partner in funding exploration or developing commercial production at our properties.  We may make substantial expenditures for exploration or development of the properties, which cannot be recovered if production becomes uneconomical. Gold and silver prices historically have fluctuated widely, based on numerous factors including, but not limited to:

o	industrial and jewelry demand;
o	market supply from new production and release of existing bullion stocks;
o	central bank lending, sales and purchases of gold or silver;
o	forward sales of gold and silver by producers and speculators;
o	production and cost levels in major metal-producing regions;
o	rapid short-term changes in supply and demand because of speculative or hedging activities; and
o	macroeconomic factors, including confidence in the global monetary system; inflation expectations; interest rates and global or regional political or economic events.

Gold and silver exploration and prospecting is highly competitive and speculative business and we may not be successful in seeking available opportunities.

The process of gold and silver exploration and prospecting is a highly competitive and speculative business. Individuals are not subject to onerous accreditation and licensing requirements prior to beginning mineral exploration and prospecting activities, and as such the Company, in seeking available opportunities, will compete with numerous individuals and companies, including established, multi-national companies that have substantially more experience and resources than our Company.  The exact number of active competitors at any one time is heavily dependent on current economic conditions; however, statistics provided by the AEBC (The Association for Mineral Exploration, British Columbia), state that approximately 1000 mining companies operate in North America, including gold and silver.

Limited Financial and Management Resources. Because we may not have the financial and managerial resources to compete with other companies, we may not be successful in our efforts to acquire projects of value, which, ultimately, become productive. However, while we compete with other exploration companies for the rights to explore other claims, there is no competition for the exploration or removal of mineral from our claims by other companies, as we have no agreements or obligations that limit our right to explore or remove minerals from our claims.

Environmental Laws. Compliance with environmental considerations and permitting could have a material adverse effect on the costs or the viability of our projects. The historical trend toward stricter environmental regulation may continue, and, as such, represents an unknown factor in our planning processes.

Mining Regulations. All mining is regulated by the government agencies at the federal, state and county levels of government in the United States.  Compliance with such regulation has a material effect on the economics of our operations and the timing of project development.  Our primary regulatory costs have been related to filing fees pertaining to the location of unpatented mining claims which were staked on Federal ground.  In the event mineralization of commercial interest would be found by the proposed exploration program, obtaining licenses and permits from government agencies before the commencement of mining activities would be very expensive and time consuming. An environmental impact study may be required to be undertaken on our property in order to obtain governmental approval to commence and conduct mining on our properties.

The possibility of more stringent regulations exists in the areas of worker health and safety, the dispositions of wastes, the decommissioning and reclamation of mining and milling sites and other environmental matters, each of which could have an adverse material effect on the costs or the viability of a particular project. Compliance with environmental considerations and permitting could have a material adverse effect on the costs or the viability of our projects.

We face substantial governmental regulation.

Safety.  If we commence mining operations, we will be subject to inspection and regulation by the Mine Safety and Health Administration of the United States Department of Labor ("MSHA") under the provisions of the Mine Safety and Health Act of 1977.  The Occupational Safety and Health Administration ("OSHA") also has jurisdiction over safety and health standards not covered by MSHA.

Current Environmental Laws and Regulations. We must comply with environmental standards, laws and regulations that may result in greater or lesser costs and delays depending on the nature of the regulated activity and how stringently the regulations are implemented by the regulatory authority. The costs and delays associated with compliance with such laws and regulations could stop us from proceeding with the exploration of a project or the operation or future exploration of a mine.  Laws and regulations involving the protection and remediation of the environment and the governmental policies for implementation of such laws and regulations  are constantly changing and are generally becoming more restrictive.  We expect to make in the future significant expenditures to comply with such laws and regulations.  These requirements include regulations under many state and U.S. federal laws and regulations, including:

o      the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "Superfund") which regulates and establishes liability for the release of  hazardous substances;
o  the U.S. Endangered Species Act;
o  the Clean Water Act;
o  the Clean Air Act;
o  the U.S. Resource Conservative and Recovery Act ("RCRA");
o  the Migratory Bird Treaty Act;
o  the Safe Drinking Water Act;
o  the Emergency Planning and Community Right-to-Know Act;
o  the Federal Land Policy and Management Act;
o  the National Environmental Policy Act; and
o  the National Historic Preservation Act.

The United States Environmental Protection Agency continues the development of a solid waste regulatory program specific to mining operations such as ours, where the mineral extraction and beneficiation wastes are not regulated as hazardous wastes.

Our properties are in a historic mining district with past production and abandoned mines.  We may be exposed to liability, or assertions of liability that would require expenditure of legal defense costs under joint and several liability statutes for cleanups of historical wastes that have not yet been completed.

Environmental Regulations. Environmental laws and regulations may also have an indirect impact on us, such as increased costs for electricity due to acid rain provisions of the United States Clean Air Act Amendments of 1990. Charges by refiners to which we may sell any metallic concentrates and products have substantially increased over the past several years because of requirements that refiners meet revised environmental quality standards.  We have no control over the refiner's operations or their compliance with environmental laws and regulations.

Potential Legislation. Changes to the current laws and regulations governing the operations and activities of mining companies, including changes in permitting, environmental, title, health and safety, labor and tax laws, are actively considered from time to time. We cannot predict such changes, and such changes could have a material adverse impact on our business.  Expenses associated with the compliance with such new laws or regulations could be material. Further, increased expenses could prevent or delay exploration projects and could, therefore, affect future levels of mineral production.

Governmental regulation.  If we commence mining operations in the future, we will be subject to inspection and regulation by:

o     Mine Safety and Health Administration of the United States Department of Labor ("MSHA") under the provisions of the Mine Safety and Health Act of 1977.
o     The occupational Safety and Health Administration ("OSHA") also has jurisdiction over safety and health standards not covered by MSHA.

We are subject to environmental risks.

Environmental Liability.  We are subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste rock and materials that could occur as a result of our mineral exploration and production.  To the extent that we are subject to environmental liabilities, the payment of such liabilities or the costs that we may incur to remedy environmental pollution would reduce funds otherwise available to us and could have a material adverse effect on our financial condition or results of operations. If we are unable to fully remedy an environmental problem, we might be required to suspend operations or enter into interim compliance measures pending completion of the required remedy. The potential exposure may be significant and could have a material adverse effect on us.  We have not purchased insurance for environmental risks (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) because it is not generally available at a reasonable price.

Environmental Permits.  All of our exploration activities are subject to regulation under one or more of the various State and federal environmental laws and regulations in the U.S.  Many of the regulations require us to obtain permits for our activities.  We must update and review our permits from time to time, and are subject to environmental impact analyses and public review processes prior to approval of the additional activities.  It is possible that future changes in applicable laws, regulations and permits or changes in their enforcement or regulatory interpretation could have a significant impact on some portion of our business, causing those activities to be economically reevaluated at that time.

Those risks include, but are not limited to, the risk that regulatory authorities may increase bonding requirements beyond our financial capabilities.  The posting of bonding in accordance with regulatory determinations is a condition to the right to operate under all material operating permits, and therefore increases in bonding requirements could prevent our operations from continuing even if we were in full compliance with all substantive environmental laws.

There may be possible title defects on our mining claims.

Undetected title defects could affect our interest in the mining claim owned by the Company.  We have investigated title to our claims have not obtained title opinions and title insurance with respect to our claims.  To the best of our knowledge, the title to our properties are in good standing.  This should not be construed as a guarantee of title and there is no guarantee that the title to our properties will not be challenged or impugned. Any challenge to our title could delay the exploration, financing, and development of the property and could ultimately result in the loss of some or all of our interest in our properties.  Our properties may be subject to prior unregistered agreements or transfers or native land claims and title may be affected by undetected defects.

We may not have access to all of the supplies and materials we need to begin exploration which could cause us to delay or suspend activities.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials when financing becomes available. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

Item 1B.  Unresolved Staff Comments.

None

Item 2.    Properties.

The principal executive offices of the Company are leased and are located at 369 Shuter Street, Toronto M5A 1X2, Canada.

Rockford Lode Claim

The Company owns the Rockford Lode Claim which was filed in Clark County, Nevada recorder’s office in Las Vegas on June 19, 2008, as Instrument 20080619- 0000221, File 081, Page 0074, in the official records book, T20080120393.

The Rockford Lode Claim is located within Township 27S, Range 60E, Section 31, and adjoining Township 28S, Range 60E, Section 6, in the Sunset Mining District of Clark County, Nevada, and is a Lode claim, unpatented mining claim.

Access from Las Vegas, Nevada to the Rockford Lode Claim is southeastward to Boulder City, then southward via Highway 95 to Searchlight, then westward via Highway 164 to Crescent from where a sub-standard road is taken northward to the Rockford Lode Claim. The entire distance from Las Vegas to the Rockford Lode Claim is approximately 84 miles.

In addition to the State of Nevada regulations, Federal regulations require a yearly maintenance fee to keep the claim in good standing. In accordance with Federal regulations, the Rockford Lode Claim is in good standing to September 2011. A yearly maintenance fee of $125 is required to be paid to the Bureau of Land Management prior to the expiration date to keep the claim in good standing for an additional year.

For additional information regarding our gold property in Nevada, see Item 2 - Business.

372
Las Vegas
159
147
Lake
Mead
Blue
Diamond
Mountain
Springs
Henderson
215
36°
160
146
93
TO KINGMAN
Sloan
Boulder
City
95
116°
604
Goodsprings
Sandy
161
165
Figure 2
CLAIM
LOCATION
Jean
Nelson
ROCKFORD
LODE MINING
CLAIM
15
Primm
Colorado
TO BAKER
Cottonwood
Cove
164
Lake
Mohave
TO NIPTON
Searchlight
Cal Nev
Ari
95
TO KINGMAN
TO BULLHEAD
163
Laughlin
162
ROCKFORD MINERALS INC.

History

The Sunset Mining District was established in 1867 within an area comprised of a group of hills (the Lucy Grey Range) of relatively low relief about 16 miles south of Jean, Nevada in the extreme southern part of Township 27S, Range 60E. The Sunset Mining District is south of the Goodsprings Mining District, which ranks second only to Tonopah in total lead and zinc production in the State of Nevada. The Lucy Grey mine begun operations in 1905. Total production from the Lucy Grey mine is estimated (Vanderburg, 1937, p.80) at $50,000, principally in gold with lesser amounts of silver, lead, and copper.

There is no recorded production from the ground covered by the Rockford Lode Claim; however, inclusive prospect pits indicate the existence of mineralized zones.

Geological Setting

Physiography, Climate, Vegetation, and Water

The Rockford Lode Claim is situated midway through the approximate 14 mile Lucy Grey Mountain Range, a north-south trending range of mountains with crests reaching elevations up to 2,500 feet. The claim covers the southwesterly facing slopes of a ridge bisected by an eastwest trending valley. Topography on the claim is gentle to moderate, with an elevation of 760 feet at the southern portion of the claim near the valley floor, to an elevation of 820 feet in the northeast along a northerly trending ridge.

The climate of the claim area is typical of a desert climate, with relatively high temperatures and low precipitation. Vegetation on the claim consists mainly of desert shrubs and cactus. Sources of water would likely be available from valley wells.

Regional Geology

Geologically, the Sunset Mining District is the southern extension of the Yellow Pine District where the Mountain Ranges consist mainly of Paleozoic sediments which have undergone intense folding accompanied by faulting. A series of Carboniferous sediments consist largely of siliceous limestones and include strata of pure crystalline limestone and dolomite with occasional intercalated beds of fine grained sandstone. These strata have a general west to southwest dip of 15 to 45 degrees, which is occasionally disturbed by local folds. Igneous rocks are scarce and are represented chiefly by quartz-monzonite porphyry dikes and sills. The quartz-monzonite porphyry is intruded into these strata and is of post-Jurassic age, perhaps Tertiary.

Stratigraphy

The sedimentary rocks in the Yellow Pine District range in age from Upper Cambrian to recent. The Paleozoic section includes the Cambrian Rockford King and Nopah Formations, the Devonian Sultan, Mississippian Monte Cristo Limestone, Pennsylvanian/Mississippian Bird Spring Formation, and Permian Kaibab Limestone.

Permian:

Red beds

Mississippian to Permian:

Bird Spring Formation

Local erosional unconformity

Mississippian:

Monte Cristo Limestone:
Yellowpine Limestone Member Arrowhead Limestone Member Bullion Dolomite
Member Anchor Limestone Member Dawn Limestone Member
Devonian:

Sultan Limestone:
Crystal Pass Limestone Member; Valentine Limestone Member; Ironside Dolomite
Member.

Cambrian to Devonian:

Goodsprings Dolomite

Precambrian

Schist, gneiss, and coarse-grained igneous rocks

The Mesozoic section is comprised only of the Triassic Moenkopi and Chinle Formations and an upper Mesozoic unit of uncertain age termed the Lavinia Wash Formation. The Paleozoic rocks are dominantly carbonates while the Mesozoic units are continental clastics. Tertiary rocks include gravels and minor volcanic tuffs.

Only two varieties of intrusive rocks are known in the district. The most abundant is granite porphyry which forms three large sill-like masses. The sills generally lie near major thrust faults and are thought to have been emplaced along breccia zones at the base of the upper plate of the thrust fault. Locally, small dikes of basaltic composition and uncertain age have been encountered in some of the mine workings.

Structure

The region reveals a significant record of folding, thrust faulting and normal faulting. Folding began in the early Jurassic, resulting in broad flexures in the more massive units and tight folds in the thinly bedded rocks. The thrust faults in the district are part of a belt of thrust faulted rocks, the Foreland Fold and Thrust Belt that stretches from southern Canada to southern California.

Deformation within this belt began in the Jurassic and continued until Cretaceous time. Within the Goodsprings District thrust faulting appears to post-date much of the folding, but despite intensive study the actual age of thrusting continues to be the subject of contentious debate. Three major thrusts have been mapped; from west to east, the Green Monster, Keystone and Contact thrusts.

Of these, the Keystone is the most persistent along strike having been mapped for a distance of over 50 kilometers. The stratigraphic relationships along the Keystone fault are similar to those for all the major thrusts in the area, Cambrian Rockford King Formation has been thrust eastward over younger Paleozoic rocks.

Ore Mineralogy and Alteration

In the Goodsprings District, proximally north of the Sunset Mining District, the ore deposits can at best be characterized as enigmatic. They appear to fall into two distinct types which may or may not be related:  gold-copper deposits and lead-zinc deposits. Gold-copper deposits are clearly related to sill-like masses of granite porphyry. All existing mines worked the contact between the intrusive and surrounding sedimentary rocks. Gold occurred in both the intrusive and the carbonate wall rocks. It appears any carbonate unit was a suitable host. The lead-zinc deposits are often distant from intrusives and occur as veins or replacements of brecciated rocks along fault zones, either thrust faults or normal faults. Unlike the gold deposits, the productive lead-zinc deposits are restricted to the Monte Cristo Formation. Mineralogy of gold-copper deposits consists of native gold, pyrite, limonite, cinnabar, malachite, azurite, and chrysocolla. Lead-zinc deposits are comprised of hydrozincite, calamine, smithsonite, cerrusite, anglesite, galena, and iron oxides. The rather unusual mineralogy of the district is due to the great depth of surface oxidation, exceeding 600 feet.

Ore Mineralogy and Alteration

Typical sulfides such as chalcopyrite, sphalerite and pyrite have been partially or completely altered to more stable hydrated carbonates and sulfates. Only the highly insoluble lead sulfide, galena has successfully resisted surface oxidation. Primary alteration is difficult to characterize due to the supergene overprint, but again appears to differ for gold-copper deposits and lead-zinc deposits. Gold-copper ores have been extensively sericitized and kaolinized, altering the host pluton to a rock that can be mined through simple excavation with little or no blasting. The rock is so thoroughly altered it decrepitates on exposure to the atmosphere. On the other hand, lead-zinc deposits appear to be characterized by dolomitization and minor silicification.

Local Mineralization

Mineralization at the Lucy Grey mine is reported as gold, silver, lead, and zinc within a breccia pipe in Precambrian gneiss. The minerals are concentrated in secondary fractures which cut the quartz veins.

Property Mineralization

The mineralization on the Rockford Lode Claim is not known, however, the indicated prospect pits within the Claim may have explored mineralization gold, silver, lead, and copper hosted by fractures within a breccia pipe of the Precambrian gneiss as at the nearby Lucy Grey mine.

Recommended Exploration Program and Estimated Cost

Phase I

VLF-EM and magnetometer surveys	$7,500.00

Phase II
Localized soil surveys, trenching and sampling over known and indicated mineralized zones	$12,500.00

Phase III
Test diamond drilling	$75,000.00

Total Estimated Cost US approximately	$95,000

Item 3.  Legal Proceedings.

The Company is not currently a party in any legal proceedings, and there has been no previous bankruptcy, receivership, or similar proceedings involving the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

General

The Common Stock of the Company is not currently publicly traded. However, the Company expects that a public market for its common stock will be established during 2011.

Stock Transfer Agent

The transfer agent of the Company is Action Stock Transfer Corporation, 551 N.W. 77th Street,
Salt Lake City, UT 84121.  Telephone (801) 274-1088.

No Dividends

The Company has not declared or paid any dividends on its Common Stock and presently does not expect to declare or pay any such dividends in the foreseeable future.  The Company has not yet formulated a future dividend policy in the event restrictions on its ability to pay dividends are created.

Item 6.  Selected Financial Data

	Year Ended	Year Ended
	October 31, 2010	October 31, 2009
Revenues	$0	$0
Mine Development Costs	$290	$2,867
Professional Fees	$33,213	$13,907
General and administrative expense	$7,877	$6,354
Net loss	$(41,541)	$(24,694)
Net loss per share	$—	$—

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Plan of Operation

As at October 31, 2010, the Company had a cash balance of $17,137.  In order to meet our budgeted cash requirements over the next 12 months, we anticipate raising money from equity financing from the sale of our Common Stock, additional shareholder loan commitments and/or the sale of part of our interest in our mineral claim.

If we are not successful in raising additional financing, we anticipate that we will not be able to proceed with our business plan.  In such a case, we may decide to discontinue our current business plan and seek other business opportunities. Any business opportunity may require our management to perform diligence on possible acquisition of additional resource properties. Such due diligence would likely include purchase investigation costs, such as professional fees by consulting geologists, preparation of geological reports on the properties, conducting title searches and travel costs for site visits.  Our current cash on hand will not be sufficient to acquire any resource property and additional funds will be required to close any possible acquisition.  As a reporting company, we will need to maintain our periodic filings with the appropriate regulatory authorities and will incur legal and accounting costs.  If no other such opportunities are available and we cannot raise additional capital to sustain minimum operations, we may be forced to discontinue business.  We do not have any specific alternative business opportunities in mind and have not planned for any such contingency.

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future.  We base this expectation, in part, on the fact that very few mineral claims in the exploration stage ultimately develop into producing, profitable mines.  Our future financial results are also uncertain due to a number of factors, some of which are outside our control.  These factors include the following:

•	our ability to raise additional funding;

•	the market price for minerals that may be found on our Use1 – 4 and Little Butte mineral claims;

•	the results of our proposed exploration programs on our mineral properties; and

•	our ability to find joint venture partners for the development of our property interests

Due to our lack of operating history and present inability to generate revenues, our auditors have stated their opinion that there currently exists substantial doubt about our ability to continue as a going concern.

Results of Operation

The Company did not have any operating revenues or income from its inception (October 29, 2007) through October 31, 2010.  For the period from inception, October 29, 2007, through the fiscal year ended October 31, 2010, the Company recognized a net cumulative loss of $90,454.  Some general and administrative expenses during the year were accrued.  Expenses for the year were comprised of costs mainly associated with legal, accounting and office expenses.

Revenues: The Company did not have any revenues during the fiscal years ended October 31, 2010 and  2009. The mining claim of the Company has not been developed nor have any production operations been conducted on the mining claim of the Company.

Mineral Exploration: The Company has acquired a mining claim and has conducted preliminary mining exploration testing and evaluation of its claim. During the fiscal year ended October 31, 2010, the Company incurred $290 of costs, compared to $2,867 during the fiscal year ended October 31, 2009, a decrease of approximately $2,577.

Professional Fees:  The Company incurred professional fees during the fiscal year ended October 31, 2010, of $33,213, compared to $13,907 during the fiscal  year ended October 31, 2009.  Professional fees were incurred primarily for legal fees, accounting fees, and mining geology consulting fees.

General and Administrative Expenses: During the fiscal year ended October 31, 2010, the Company incurred general and administrative expenses of $7,877, compared to $6,354 during the fiscal year ended October 31, 2009, an increase of approximately 23.9%. General and administrative expenses were incurred primarily for  office expenses and travel.

Net Loss: The Company incurred a net loss of $41,541 during its fiscal year ended October 31, 2010, compared to a net loss of $24,694 during the fiscal year ended October 31, 2009, an increase of 68.2%. The increase in the net loss of the Company was attributable primarily to the cost of becoming a registered public company and compliance with the reporting and other requirements of a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resource

At October 31, 2010, the Company had limited capital resources and will rely upon the issuance of Common Stock and additional capital contributions from shareholders to fund future exploration and administrative expenses pending full implementation of the Company’s business model.

Critical Accounting Policies

The Company’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”).  GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported.  These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ materially from these estimates under different assumptions or conditions.  We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements.  While all these significant accounting policies impact its financial condition and results of operations, the Company’s views certain of these policies as critical.  Policies determined to be critical are those policies that have the most significant impact on the Company’s financial statements and require management to use a greater degree of judgment and estimates.  Actual results may differ from those estimates.  Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

Item 7(A). Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 8.  Financial Statements and Supplementary Data

ROCKFORD MINERALS, INC.
(AN EXPLORATION STAGE COMPANY)

CONTENTS

PAGE	1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	2	BALANCE SHEETS AS OF OCTOBER 31, 2010 AND AS OF OCTOBER 31, 2009

PAGE	3	STATEMENTS OF OPERATIONS FOR YEARS ENDED OCTOBER 31, 2010 AND 2009, AND FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO OCTOBER 31, 2010.

PAGE	4	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIENCY) FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO OCTOBER 31, 2010

PAGE	5	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED OCTOBER 31, 2010 AND 2009, AND FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO OCTOBER 31, 2010.

PAGES	6 - 10	NOTES TO FINANCIAL STATEMENTS

Webb & Company, P.A.
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Rockford Minerals, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Rockford Minerals, Inc. (an Exploration Stage Company) (the "Company") as of October 31, 2010 and 2009 and the related statements of operations and changes in stockholders' equity (deficiency) and cash flows for the two years ended October 31, 2010 and 2009, and for the period from October 29, 2007 (inception) to October 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Rockford Minerals, Inc. (an Exploration Stage Company) as of October 31, 2010 and 2009, and the related statements of operations and changes in stockholders' equity (deficiency) and cash flows for the two years ended October 31, 2010 and 2009 and for the period from October 29, 2007 (inception) to October 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has minimal operations, has a net loss of $90,454 since inception and has used cash from operations of $48,863 from inception. In addition, there is a working capital deficiency and stockholders' deficiency of $3,417 as of October 31, 2010. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Webb & Company, P.A.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
February 25, 2011

1500 Gateway Boulevard, Suite 202 • Boynton Beach, FL 33426
Telephone: (561) 752-1721 • Fax: (561) 734-8562
www.cpawebb.com

1

Rockford Minerals, Inc.
(An Exploration Stage Company)
Balance Sheets

ASSETS

	October 31, 2010	October 31, 2009
Current Assets
Cash	$17,137	$19,751

Total Assets	$17,137	$19,751

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)

Current Liabilities
Accounts payable	$20,554	$2,867
Total Liabilities	20,554	2,867

Commitments and Contingencies	-	-

Stockholders' Equity/(Deficiency)
Common stock, $0.001 par value; 100,000,000 shares authorized, 10,000,000 and 9,000,000 shares issued and outstanding, respectively	10,000	9,000
Additional paid-in capital	77,037	56,797
Accumulated Deficit During the Exploration Stage	(90,454)	(48,913)
Total Stockholders' Equity/(Deficiency)	(3,417)	16,884

Total Liabilities and Stockholders' Equity/(Deficiency)	$17,137	$19,751

See accompanying notes to financial statements

2

Rockford Minerals, Inc.
(An Exploration Stage Company)
Statements of Operations

	For the Years Ended October 31,		For the Period From
	2010	2009	October 29, 2007 (Inception) to October 31, 2010

Operating Expenses
Mining development costs	$290	$2,867	$15,157
Professional fees	33,213	13,907	51,617
General and administrative	7,877	6,354	21,953
Total Operating Expenses	41,380	23,128	88,727

Loss from Operations	(41,380)	(23,128)	(88,727)

Other Expense
Interest Expense	-	(1,473)	(1,473)
Loss on Exchange	(161)	(93)	(254)
Total Other Expenses	(161)	(1,566)	(1,727)

Loss from Operations Before Provision for Income Taxes	(41,541)	(24,694)	(90,454)

Provision for Income Taxes	-	-	-

Net Loss	$(41,541)	$(24,694)	$(90,454)

Net Loss Per Share - Basic and Diluted	$-	$-

Weighted average number of shares outstanding during the period - Basic and Diluted	9,616,438	6,715,205

See accompanying notes to financial statements

3

Rockford Minerals, Inc.
(An Exploration Stage Company)
Statement of Changes in Stockholders' Equity/(Deficiency)
For the Period From October 29, 2007 (Inception) to October 31, 2010

	Common stock			Accumulated
	$.001 Par Value		Additional	deficit during	Total
			Paid-in	exploration	Stockholders' Equity
	Shares	Amount	Capital	stage	(Deficiency)

Balance October 29, 2007 (Inception)	-	$-	$-	$-	$-

In kind contribution of services	-	-	1,340	-	1,340

Net loss for the period October 29, 2007 (Inception ) to October 31, 2007	-	-	-	(1,340)	(1,340)

Balance October 31, 2007	-	-	1,340	(1,340)	-

Common stock issued to founder ($0.001/Sh)	6,000,000	6,000	-	-	6,000

In kind contribution of services	-	-	6,240	-	6,240

Net loss October 31, 2008	-	-	-	(22,879)	(22,879)

Balance October 31, 2008	6,000,000	6,000	7,580	(24,219)	(10,639)

Common stock issued for cash ($0.015/Sh)	3,000,000	3,000	42,000	-	45,000

In kind contribution of services	-	-	6,240	-	6,240

In kind contribution of interest	-	-	977	-	977

Net loss October 31, 2009	-	-	-	(24,694)	(24,694)

Balance October 31, 2009	9,000,000	9,000	56,797	(48,913)	16,884

Common stock issued for cash ($0.015/Sh)	1,000,000	1,000	14,000	-	15,000

In kind contribution of services	-	-	6,240	-	6,240

Net loss October 31, 2010	-	-	-	(41,541)	(41,541)

Balance October 31, 2010	10,000,000	$10,000	$77,037	$(90,454)	$(3,417)

See accompanying notes to financial statements

4

Rockford Minerals, Inc.
(An Exploration Stage Company)
Statements of Cash Flows

	For the Years Ended October 31,		For the Period From
	2010	2009	October 29, 2007 (Inception) to October 31, 2010
Cash Flows From Operating Activities:
Net Loss	$(41,541)	$(24,694)	$(90,454)
Adjustment to reconcile net loss to net cash used in operations
In kind contribution of services	6,240	6,240	20,060
In-kind contribution of interest	-	977	977
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	5,503	-
Increase in accounts payable	17,687	2,867	20,554
Net Cash Used In Operating Activities	(17,614)	(9,107)	(48,863)

Cash Flows From Financing Activities:
Proceeds from stockholder loans	-	6,500	25,003
Repayment of stockholder loans	-	(25,003)	(25,003)
Proceeds from issuance of common stock	15,000	45,000	66,000
Net Cash Provided by Financing Activities	15,000	26,497	66,000

Net Increase (Decrease) in Cash	(2,614)	17,390	17,137

Cash at Beginning of Period	19,751	2,361	-

Cash at End of Period	$17,137	$19,751	$17,137

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$497	$497
Cash paid for taxes	$-	$-	$-

See accompanying notes to financial statements

5

ROCKFORD MINERALS, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2010 AND 2009

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

Rockford Minerals, Inc. (an exploration stage company) (the “Company”) was incorporated under the laws of the State of Nevada on October 29, 2007. The Company is a natural resource exploration company with an objective of acquiring, exploring and if warranted and feasible, developing natural resource properties. Activities during the exploration stage include developing the business plan and raising capital.

(B) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period.  Actual results could differ from those estimates.

(C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Cash includes deposits at foreign financial institutions which are not covered by FDIC.  As of October 31, 2010 and 2009, the Company held $17,137 and $19,751, respectively, of US funds in a Canadian bank.

(D) Property and Equipment, Mining Properties (Exploration and Development Costs)

Costs of acquiring mining properties and any exploration and development costs are expensed as incurred unless proven and probable reserves exist and the property is a commercially mineable property. Mine development costs incurred either to develop new gold, silver, lead and copper deposits, expand the capacity of operating mines, or to develop mine areas substantially in advance of current production are capitalized. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates, at least quarterly, the carrying value of capitalized mining costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of the carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value.

6

ROCKFORD MINERALS, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2010 AND 2009

The Company capitalizes costs for mining properties by individual property and defers suchcosts for later amortization only if the prospects for economic productions are reasonably certain.

Capitalized costs are expensed in the period when the determination has been made that economic production does not appear reasonably certain.

(E) Loss Per Share

Basic income per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification No. 260, Earnings Per Share.  As of October 31, 2010 and 2009 there were no common share equivalents outstanding.

(F) Income Taxes

The Company accounts for income taxes under the FASB Accounting Standards Codification No. 740, Income Taxes.  Under FASB Accounting Standards Codification No. 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under FASB Accounting Standards Codification No. 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

7

ROCKFORD MINERALS, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2010 AND 2009

	2010	2009

Expected income tax recovery (expense) at the statutory rate of 34%	$(14,124)	$(8,396)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	2,122	2,454
Change in valuation allowance	12,002	5,942
Provision for income taxes	$-	$-

The components of deferred income taxes are as follows:
	2010	2009
Deferred income tax asset:
Net operating loss carryforwards	$23,602	$11,600
Valuation allowance	(23,602)	(11,600)
Deferred income taxes	$-	$-

As of October 31, 2010 and 2009, the Company has a net operating loss carryforward of    approximately $69,417 and $34,117, available to offset future taxable income through 2030. The valuation allowance at October 31, 2010 and 2009 was $23,602 and $11,600.  The net change in the valuation allowance for the period ended October 31, 2010 and 2009 was an increase of $12,002 and $5,942.

(G) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(H) Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including  accounts payable approximate fair value due to the relatively short period to maturity for this instrument.

NOTE 2	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the exploration stage with minimal operations, has a net loss of $90,454since inception and has used cash from operations of $48,863 from inception.  In addition, there is a working capital deficiency and stockholders’ deficiency of $3,417 as of October 31, 2010. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

8

ROCKFORD MINERALS, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2010 AND 2009

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3	NOTE PAYABLE - SHAREHOLDER

For the year ended October 31, 2009, a shareholder loaned $6,500 to the Company.  This loan is non interest bearing, not collateralized, and due on demand (See Note 5).

For the year ended October 31, 2008, a shareholder loaned $18,503 to the Company.  This loan is non interest bearing, not collateralized, and due on demand (See Note 5).

For the year ended October 31, 2009, a shareholder was repaid $25,500 by the Company which included $497 of interest (See Note 5).

For the year ended October 31, 2009 the Company recorded $977 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 5).

NOTE 4	STOCKHOLDERS’ EQUITY/(DEFICIENCY)

Increase in Authorized Shares

On August 24, 2010, the Company increased the authorized shares of common stock from 10,000,000 to 100,000,000 shares.

Common Stock Issued for Cash

For the year ended October 31, 2010 the Company issued 1,000,000 shares of common stock for cash of $15,000 ($0.015 per share).

For the year ended October 31, 2009, the Company issued 3,000,000 shares of common stock for cash of $45,000 ($0.015 per share).

For the year ended October 31, 2008 the Company issued 6,000,000 shares of common stock for cash of $6,000 ($0.001 per share) to its founders.

9

ROCKFORD MINERALS, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2010 AND 2009

In kind contribution of services

For the year ended October 31, 2010 two shareholders of the Company contributed services having a fair value of $6,240 (See Note 5).

For the year ended October 31, 2009 two shareholders of the Company contributed services having a fair value of $6,240 (See Note 5).

For the year ended October 31, 2008 two shareholders of the Company contributed services having a fair value of $6,240 (See Note 5).

For the period from October 29, 2007 (inception) through October 31, 2007, the shareholder of the Company contributed service having a fair value of $1,340 (See Note 5).

NOTE 5	RELATED PARTY TRANSACTIONS

For the year ended October 31, 2008, a shareholder loaned $18,503 to the Company.  This loan is non interest bearing, not collateralized, and due on demand (See Note 3).

For the year ended October 31, 2009, a shareholder loaned $6,500 to the Company.  This loan is non interest bearing, not collateralized, and due on demand (See Note 3).

For the year ended October 31, 2009, a shareholder was repaid $25,500 by the Company, which included $497 on interest (See Note 3).

For the year ended October 31, 2009 the Company recorded $977 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 3).

For the year ended October 31, 2010 two shareholders of the Company contributed services having a fair value of $6,240 (See Note 4).

For the year ended October 31, 2009 two shareholders of the Company contributed services having a fair value of $6,240 (See Note 4).

For the year ended October 31, 2008 two shareholders of the Company contributed services having a fair value of $6,240 (See Note 4).

For the period from October 29, 2007 (inception) through October 31, 2007, the shareholders of the Company contributed service having a fair value of $1,340 (See Note 4).

NOTE 6	SUBSEQUENT EVENT

Subsequent to October 31, 2010, a principal stockholder paid $414 of expenses on behalf of the Company.  Pursuant to the terms of the loan, the amount is non-interest bearing, unsecured and due on demand.

10

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no disagreements regarding accounting and financial disclosure matters with the independent certified public accountants of the Company.

Item 9(A).  Controls and Procedures.

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the ompany’s principal executive and principal financial officers and effected by the ompany’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
-
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

-
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of October 31, 2010.  This evaluation was conducted by our Treasurer, Secretary, and principal financial and accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effectiveness of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met.

Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs.  These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control.  A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management's report in this annual report.

Conclusion

Based upon his evaluation of our controls, our Chief Executive Officer and principal financial and accounting officer has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared.  There were no changes in our internal controls and internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

Item 9(B).  Other Information.

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.
The directors and executive officers of the Company are:

Name	Age	Position

Stephen Dewingaerde	63	Director and President
369 Shuter Street
Scarborough, Ontario M5A 1X2
Canada

Gregory J. Neely	38	Director, Treasurer and Secretary
369 Shuter Street
Scarborough, Ontario M5A 1X2
Canada

Mr. Dewingaerde has been a director and the President of the Company since the organization of the Company on  November 2007. From 2000 to 2008, he was the Senior Project Manager of Entro Communications. From 1974 to 1996, he was the President of Paragon Systems Ltd. and of West Coast Pageantry Supply LLC. From 1997 to 1999, Mr. Derwingaerde was an independent consultant.

Mr. Neely has been a director and the Treasurer and Secretary of the Company since November 2007. From 2005 to 2007, he was the President of Forge Media & Design. From 2003 to 2006, Mr. Neely was a Design Team Leader with Entro Communications. From 2000 to 2003, he was the Senior Designer for Haughton Brazeau. From 1999 to 2000, he was a designer for Reich & Petch. From 1996 to 1999, he was a designer for Kramer Design. Mr. Neely received a bachelor of arts degree from York University in 1995.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

No executive officer or director of the Company has been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him or her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No executive officer or director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

Consultants

The Company currently retains consultants to provide the Company resources and services, and the Company expects to continue to use consultants in the future to the extent necessary and appropriate. The Company does not delegate its authority and responsibility to make management decisions to consultants or any other persons, nor shall any consultant have any discretionary authority or the authority to bind the Company in any material respect.

Item 11.   Executive Compensation.

All executive officers, for services in all capacities to the Company, received the following compensation during the fiscal years ended October 31, 2010 and 2009.
					Long-Term Compensation
		Annual compensation			Awards		Payouts
Name and Principal Position	Fiscal Year	Salary(1)	Bonus	Other Annual Compensation	Restricted Stock Awards(2)	Securities Underlying Options/ SARs	LTIP Payouts	All Other Compensation
Stephen Dewingaerde,	2010	$0	$0	$0	$0	$0	$0	$0
President and Director	2009	$0	$0	$0	$0	$0	$0	$0

Gregory J. Neely,	2010	$0	$0	$0	$0	$0	$0	$0
Secretary, Treasurer and Director	2009	$0	$0	$0	$0	$0	$0	$0

(1)	Personal benefits received by the Company’s executive officers are valued below the levels which would otherwise require disclosure under the rules of the U.S. Securities and Exchange Commission.

(2)	The Company does not currently provide any contingent or deferred forms of compensation arrangements, annuities, pension or retirement benefits.

Committees of the Board of Directors

The Company does not have an audit committee, compensation committee, nominating committee, or an executive committee of the Board of Directors.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who beneficially own more than ten percent of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

The Company encourages control persons to be up to date with their filings in relation to Section 16.

Benefit Plans

The Company does not have any pension plan, profit sharing plan, or similar plans for the benefit of its officers, directors or employees. However, the Company may establish such plans in the future.

Board Compensation

Directors of the Company have not received any compensation in their capacity as directors during the fiscal years ended October 31, 2010 and 2009.

Director and Officer Indemnification and Limitations on Liability

Article 20 of our Amended Articles of Incorporation limit the liability of directors, officers and employees to the fullest extent permitted by Nevada law. Consequently, our directors will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except in the following circumstances:

*	A violation of the criminal law, unless the director, officer, employee or agent had reasonable cause to believe his conduct was lawful or had no reasonable cause to believe his conduct was unlawful;

*	A transaction from which the director, officer, employee, or agent derived an improper personal benefit;

*
Willful misconduct or a conscious disregard for the best interests of the corporation in a proceeding by or in the right of the corporation to procure a judgment in its favor on in a proceeding by or in the right of a shareholder.

This limitation of liability does not apply arising under federal securities laws and does not affect the availability of equitable remedies such as injunctive relief or rescission.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers, and controlling persons of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Securities Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and, is therefore, unenforceable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information on the ownership of the outstanding Common Stock of the Company by officers and directors, as well as those who own beneficially more than five percent of our outstanding Common Stock.

Name and Address	Amount and Nature	Percentage
of Beneficial Owner	of Beneficial Ownership(1)(2)	of Class

Stephen Dewingaerde	3,500,000 shares	35%
111 Steppingstone Trail
Scarborough, Ontario M5A 2B1
Canada

Gregory J. Neely	2,500,000 shares	25%
49 Fraser Avenue
Suite 400
Toronto, Ontario M6K 1Y7
Canada

Officers and Director as a group
(two persons)	6,000,000 shares	60%

(1) Each person has sole voting and dispositive power over the shares indicated.

(2) Under SEC Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding on the date of this Annual Report.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Not Applicable.

Item 14.  Principal Accounting Fees and Services.

The aggregate fees billed by our principal accounting firm for fees billed for fiscal years ended October 31, 2010 and 2009, are as follows:
Name	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees
Webb & Company, P. A. for fiscal year ended October 31, 2010	$9,881	$0	$0	$0

Webb & Company, P. A. for fiscal year ended October 31, 2009	$5,353	$0	$0	$0

The Company does not currently have an audit committee. As a result, our Board of Directors performs the duties and functions of an audit committee. The Company's Board of Directors will evaluate and approve in advance, the scope and cost of the engagement of our auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

PART IV

Item 15.   Exhibits. Financial Statement Schedules.

Exhibits

1.1
The Articles of Incorporation of the Company are incorporated by reference herein to Exhibits 1.1 and 1.2 to the Form 10 registration statement filed by the Company on October 15, 2010 [File No. 001-34911]

3.1	The By Laws of the Company are hereby incorporated herein by reference to Exhibit 2 to the Form 10 Registration Statement of the Company.

10.	The mining claim of the Company in Clark County, Nevada, is hereby incorporated herein by reference to Exhibit 3 to the Form 10 Registration Statement of the Company.

11.	Statement re: computation of per share earnings

21.	Description of subsidiaries

31.1	Certification of Stephen Dewingaerde

31.2	Certification of Gregory J. Neely

32.1	Certification of Stephen Dewingaerde and Gregory J. Neely

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rockford Minerals Inc.

Date: March 23, 2011	By:	/s/ Stephen Dewingaerde
Stephen Dewingaerde
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Rockford Minerals Inc.

Date: March 25, 2011	By:	/s/ Stephen Dewingaerde
Stephen Dewingaerde
President and Director

	By:	/s/ Gregory J. Neely
Gregory J. Neely
Treasurer, chief financial officer and accounting officer, and Director