Form 10-Q
period 2011-01-31
ROCKFORD MINERALS INC /FI
filed 2011-04-14
CIK 844538

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒	For the quarterly period ended January 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission File Number: 001-34911

Rockford Minerals Inc.
(Exact name of registrant as specified in its charter)

Nevada	None
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

369 Shuter Street
Toronto, Ontario M5A 1X2, Canada
(Address of principal executive offices)

Registrant’s telephone number, including area code:  (416) 937-3266

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,000,000 shares of common stock at March 31, 2011.

ROCKFORD MINERALS INC.

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Balance Sheets as of January 31, 2011and October 31, 2010 (Unaudited)	4

	Condensed Statements of Operations for the three months ended January 31, 2011 and 2010 and for the period from October 29, 2007 (Inception) to January 31, 2011 (Unaudited)	5

	Condensed Statement of Changes in Stockholders’ Equity/(Deficiency) for the period from October 29, 2007 (Inception) to January 31, 2011 (Unaudited)	6

	Condensed Statements of Cash Flows for the three months ended January 31, 2011 and 2010 and for the period from October 29, 2007 (Inception) to January 31, 2011 (Unaudited)	7

	Notes to Condensed Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis and Results of Operation	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II- OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors (not applicable)	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	[Removed and Reserved]	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

Signatures		19

ROCKFORD MINERALS, INC.
(AN EXPLORATION STAGE COMPANY)

CONTENTS

PAGE	4	CONDENSED BALANCE SHEETS AS OF JANUARY 31, 2011 (UNAUDITED) AND AS OF OCTOBER 31, 2010

PAGE	5	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010 AND FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO JANUARY 31, 2011 (UNAUDITED)

PAGE	6	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIENCY) FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO JANUARY 31, 2011 (UNAUDITED)

PAGE	7	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010, AND FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO JANUARY 31, 2011 (UNAUDITED)

PAGES	8 - 12	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Rockford Minerals, Inc.
(An Exploration Stage Company)
Condensed Balance Sheets

	January 31, 2011	October 31, 2010
	(Unaudited)

ASSETS

Current Assets
Cash	$597	$17,137

Total Assets	$597	$17,137

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$6,998	$20,554
Stockholder loan	414	-
Total Liabilities	7,412	20,554

Commitments and Contingencies	-	-

Stockholders' Deficiency
Common stock, $0.001 par value; 100,000,000 shares authorized,10,000,000 shares issued and outstanding, respectively	10,000	10,000
Additional paid-in capital	78,597	77,037
Accumulated Deficit During the Exploration Stage	(95,412)	(90,454)
Total Stockholders' Deficiency	(6,815)	(3,417)

Total Liabilities and Stockholders' Deficiency	$597	$17,137

See accompanying notes to condensed unaudited financial statements

Rockford Minerals, Inc.
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended January 31,		For the Period From October 29, 2007 (Inception) to
	2011	2010	January 31, 2011

Operating Expenses
Mining development rights	$-	$-	$15,157
Professional fees	2,958	-	54,575
General and administrative	2,000	1,560	23,953
Total Operating Expenses	4,958	1,560	93,685

Loss from Operations	(4,958)	(1,560)	(93,685)

Other Expense
Interest Expense	-	-	(1,473)
Loss on Exchange	-	-	(254)
Total Other Expenses	-	-	(1,727)

Loss from Operations Before Provision for Income Taxes	(4,958)	(1,560)	(95,412)

Provision for Income Taxes	-	-	-

Net Loss	$(4,958)	$(1,560)	$(95,412)

Net Loss Per Share - Basic and Diluted	$-	$-

Weighted average number of shares outstanding during the period - Basic and Diluted	10,000,000	9,000,000

See accompanying notes to condensed unaudited financial statements

Rockford Minerals, Inc.
(An Exploration Stage Company)
Condensed Statement of Changes in Stockholders' Equity/(Deficiency)
For the Period From October 29, 2007 (Inception) to January 31, 2011
(Unaudited)

	Common stock			Accumulated
	$.001 Par Value		Additional	Deficit during	Total
			Paid-in	exploration	Stockholders' Equity
	Shares	Amount	Capital	stage	(Deficiency)

Balance October 29, 2007 (Inception)	-	$-	$-	$-	$-

In kind contribution of services	-	-	1,340	-	1,340

Net loss for the period October 29, 2007 (Inception) to October 31, 2007	-	-	-	(1,340)	(1,340)

Balance October 31, 2007	-	-	1,340	(1,340)	-

Common stock issued to founder ($0.001/Sh)	6,000,000	6,000	-	-	6,000

In kind contribution of services	-	-	6,240	-	6,240

Net loss October 31, 2008	-	-	-	(22,879)	(22,879)

Balance October 31, 2008	6,000,000	6,000	7,580	(24,219)	(10,639)

Common stock issued for cash ($0.015/Sh)	3,000,000	3,000	42,000	-	45,000

In kind contribution of services	-	-	6,240	-	6,240

In kind contribution of interest	-	-	977	-	977

Net loss October 31, 2009	-	-	-	(24,694)	(24,694)

Balance October 31, 2009	9,000,000	9,000	56,797	(48,913)	16,884

Common stock issued for cash ($0.015/Sh)	1,000,000	1,000	14,000	-	15,000

In kind contribution of services	-	-	6,240	-	6,240

Net loss October 31, 2010	-	-	-	(41,541)	(41,541)

Balance October 31, 2010	10,000,000	10,000	77,037	(90,454)	(3,417)

In kind contribution of services	-	-	1,560	-	1,560

Net loss for the three month period ended Janury 31, 2011	-	-	-	(4,958)	(4,958)

Balance January 31, 2011	10,000,000	$10,000	$78,597	$(95,412)	$(6,815)

See accompanying notes to condensed unaudited financial statements

Rockford Minerals, Inc.
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended January 31,		For the Period From October 29, 2007 (Inception) to
	2011	2010	January 31, 2011
Cash Flows From Operating Activities:
Net Loss	$(4,958)	$(1,560)	$(95,412)
Adjustment to reconcile net loss to net cash used in operations
In kind contribution of services	1,560	1,560	21,620
In-kind contribution of interest	-	-	977
Changes in operating assets and liabilities:
Increase in prepaid expenses	-	-	-
Increase (Decrease) in accounts payable	(13,556)	-	6,998
Net Cash Used In Operating Activities	(16,954)	-	(65,817)

Cash Flows From Financing Activities:
Proceeds from stockholder loans	414	-	25,417
Repayment of stockholder loans	-	-	(25,003)
Proceeds from issuance of common stock	-	-	66,000
Net Cash Provided by Financing Activities	414	-	66,414

Net Increase (Decrease) in Cash	(16,540)	-	597

Cash at Beginning of Period	17,137	-	-

Cash at End of Period	$597	$-	$597

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$497
Cash paid for taxes	$-	$-	$-

See accompanying notes to condensed unaudited financial statements

ROCKFORD MINERALS, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2011
(UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation and Organization

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.

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

Cash includes deposits at foreign financial institutions which are not covered by FDIC.  As of January 31, 2011 and October 31, 2010, the Company held $597 and $17,137, respectively, of US funds in a Canadian bank.

ROCKFORD MINERALS, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2011
(UNAUDITED)

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

The Company capitalizes costs for mining properties by individual property and defers such costs for later amortization only if the prospects for economic productions are reasonably certain.

Capitalized costs are expensed in the period when the determination has been made that economic production does not appear reasonably certain.

(E) Loss Per Share

Basic income per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification No. 260, Earnings Per Share.  As of January 31, 2011 and 2010, there were no common share equivalents outstanding.

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

ROCKFORD MINERALS, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2011
(UNAUDITED)

 (G) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(H) Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including accounts payable and shareholder loan approximate fair value due to the relatively short period to maturity for these instruments.

NOTE 2	GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company is in the exploration stage with minimal operations, has a net loss of $95,412 since inception and has used cash from operations of $65,817 from inception.  In addition, there is a working capital deficiency and stockholders’ deficiency of $ 6,815 as of January 31, 2011. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3	NOTE PAYABLE - SHAREHOLDER

For the three months ended January 31, 2011 a principal stockholder paid $414 of expenses on behalf of the Company.  Pursuant to the terms of the loan, the amount is non-interest bearing, unsecured and due on demand (See Note 5).

For the year ended October 31, 2009, a shareholder loaned $6,500 to the Company.  This loan is non interest bearing, not collateralized, and due on demand (See Note 5).

For the year ended October 31, 2008, a shareholder loaned $18,503 to the Company.  This loan is non interest bearing, not collateralized, and due on demand (See Note 5).

ROCKFORD MINERALS, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2011
(UNAUDITED)

For the year ended October 31, 2009, a shareholder was repaid $25,500 by the Company which included $497 of interest (See Note 5).

For the year ended October 31, 2009, the Company recorded $977 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 5).

NOTE 4	STOCKHOLDERS’ EQUITY/(DEFICIENCY)

Increase in Authorized Shares

On August 24, 2010, the Company increased the authorized shares of common stock from 10,000,000 to 100,000,000 shares.

Common Stock Issued for Cash

For the year ended October 31, 2010, the Company issued 1,000,000 shares of common stock for cash of $15,000 ($0.015 per share).

For the year ended October 31, 2009, the Company issued 3,000,000 shares of common stock for cash of $45,000 ($0.015 per share).

For the year ended October 31, 2008, the Company issued 6,000,000 shares of common stock for cash of $6,000 ($0.001 per share) to its founders.

In kind contribution of services

For the three months ended January 31, 2011, two shareholders of the Company contributed services having a fair value of $1,560 (See Note 5).

For the year ended October 31, 2010, two shareholders of the Company contributed services having a fair value of $6,240 (See Note 5).

For the year ended October 31, 2009, two shareholders of the Company contributed services having a fair value of $6,240 (See Note 5).

For the year ended October 31, 2008, two shareholders of the Company contributed services having a fair value of $6,240 (See Note 5).

ROCKFORD MINERALS, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2011
(UNAUDITED)

For the period from October 29, 2007 (inception) through October 31, 2007, the shareholders of the Company contributed services having a fair value of $1,340 (See Note 5).

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

For the three months ended January 31, 2011 a principal stockholder paid $414 of expenses on behalf of the Company.  Pursuant to the terms of the loan, the amount is non-interest bearing, unsecured and due on demand (See Note 3).

For the year ended October 31, 2009, the Company recorded $977 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 3).

For the three months ended January 31, 2011, two shareholders of the Company contributed services having a fair value of $1,560 (See Note 4).

For the year ended October 31, 2010, two shareholders of the Company contributed services having a fair value of $6,240 (See Note 4).

For the year ended October 31, 2009, two shareholders of the Company contributed services having a fair value of $6,240 (See Note 4).

For the year ended October 31, 2008, two shareholders of the Company contributed services having a fair value of $6,240 (See Note 4).

For the period from October 29, 2007 (inception) through October 31, 2007, the shareholders of the Company contributed services having a fair value of $1,340 (See Note 4).

Item 2.	Management’s Discussion and Analysis and Results of Operation

Caution Regarding Forward-Looking Statements

The following information may contain certain forward-looking statements that are not historical facts. These statements represent our expectations or beliefs, including but not limited to, statements concerning future acquisitions, future operating results, statements concerning industry performance, capital expenditures, financings, as well as assumptions related to the foregoing. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “shall,” “will,” “could,” “expect,” “estimate,” “anticipate,” “predict,” “should,” “continue” or similar terms, variations of those terms or the negative of those terms. Forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or view expressed herein. Our financial performance and the forward-looking statements contained in this report are further qualified by other risks including those set forth from time to time in documents filed by us with the U.S. Securities and Exchange Commission (“SEC”).

The following information has not been audited.  You should read this information in conjunction with the unaudited financial statements and related notes to the financial statements of Rockford Minerals Inc. (the “Company”) included in this report.

Plan of Operations

Overview

We are a natural resource exploration company with an objective of acquiring, exploring, and if warranted and feasible, exploiting natural resource properties. Our primary focus in the natural resource sector is gold.

We do not anticipate going into productions ourselves but instead anticipate optioning or selling any ore bodies that we may discover to a major mining company. Most major mining companies obtain their ore reserves through the purchase of ore bodies found by junior exploration companies such as the Company. Although these major mining companies do some exploration work themselves, many of them rely on the junior resource exploration companies to provide them with future deposits for them to mine. By optioning or selling a deposit found by us to these major mining companies, it would provide an immediate return to our shareholders without the long time frame and cost of putting a mine into operation ourselves, and it would also provide future capital for the Company to continue operations.

The search for valuable natural resources as a business is extremely risky. We can provide investors with no assurance that the properties we have contain commercially exploitable reserves.  Exploration for natural resource reserves is a speculative venture involving substantial risks. Few properties that are explored are ultimately developed into producing commercially feasible reserves. Problems such as unusual or unexpected geological formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan and any money spent on exploration would be lost.

Natural resource exploration and development requires significant capital and our assets and resources are very limited. Therefore, we anticipate participating in the natural resource industry through the purchase or option of early stage properties.   To date, we own one mining claim which is located in southwest Nevada.

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

The Sunset Mining District was established in 1867 within an area comprised of a group of hills (the Lucy Grey Range) of relatively low relief about 16 miles south of Jean, Nevada in the extreme southern part of Township 27S, Range 60E. The Sunset Mining District is south of the Goodsprings Mining District, which ranks second only to Tonopah in total lead and zinc production in the State of Nevada. The Lucy Grey mine began operations in 1905. Total production from the Lucy Grey mine is estimated (Vanderburg, 1937, p.80) at $50,000, principally in gold with lesser amounts of silver, lead, and copper.

There is no recorded production from the ground covered by the Rockford Lode Claim; however, inclusive prospect pits indicate the existence of mineralized zones.

Results of Operations for the Three Months ended January 31, 2011 compared to the Three Months ended January 31, 2010

We have not earned any revenues since our incorporation on October 29, 2007, through January 31, 2011.  We do not anticipate producing revenues unless we enter into commercial production on our Rockford Lode mining claim, which is doubtful.  We can provide no assurance that we will discover economic mineralization on the Rockford Lode claim, or if such minerals are discovered, that we will enter into commercial production.

Three Months Ended January 31, 2011 compared to the Three Months Ended January 31, 2010

Mining Development Rights. During the three months periods ended January 31, 2011 and 2010, the Company did not incur any costs to develop its mineral rights.

Professional Fees.  During the three months ended January 31, 2011, the Company incurred $2,958 in professional fees compared to $0 for the three month period ended January 31, 2010.  Professional fees were paid primarily to the attorneys and accountants of the Company for legal compliance and SEC reporting requirements.

General and Administrative Expenses. During the three month period ended January 31, 2011, the Company incurred $2,000 of general and administrative expenses compared to $1,560 during the three month period ended January 31, 2010, an increase of 28% in general administrative expenses. The general and administrative costs were comprised of in kind contribution of services and other administrative expenses.

Net Loss.  During the three month period ended January 31, 2011, the Company incurred a net loss of $4,958 compared to a net loss of $1,560, an increase in net loss of 217%.

Liquidity and Capital Resources

Since inception, we have financed our cash requirements from cash generated from the sale of common stock and advances from related parties.

Since inception through to and including January 31, 2011, we have raised $66,000 through issuances of our common stock and received $25,417 in cash advances from shareholders.

Since inception the Company issued 4,000,000 shares of common stock through a private placement for a total offering price of $0.015 per share. The units were offered by the Company pursuant to an exemption from registration under Regulation S under the Securities Act of 1933, as amended. The private placement was subscribed to by non-U.S. persons.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. Therefore, there is substantial doubt the Company’s ability to continue as a going concern. If we are unable to achieve the financing necessary to continue the plan of operations, then we will not be able to continue our exploration of our mineral claims as the Company’s sources of cash are not adequate for the next twelve months and our business plans will fail.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet transactions, arrangements, or obligations that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity, or capital resources.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements. Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our condensed results of operations, financial position or liquidity for the periods presented in this report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting Company as defined by Rule 12b-2 under the Securities Exchange Act of 1934, and are not required to provide the information required under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and  our Chief Financial Officer, Treasurer and Secretary of the Company, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures include components of our internal control over financial reporting.  Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period covered by this quarterly report, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Limitations on the Effectiveness of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met.

Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs.  These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control.  A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusion

Based upon his evaluation of our controls, our principal financial officer and principal accounting officer has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared.  There were no changes in our internal controls and internal controls over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

N/A

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. [Removed and Reserved]

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1	Certification of Stephen Dewingaerde – Director and President of the Company

31.2	Certification of Gregory J. Neely - Director, Secretary, Treasurer, chief financial officer and principal accounting officer of the Company

32.1	Certification of Stephen Dewingaerde and Gregory J. Neely

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 5, 2011

ROCKFORD MINERALS INC.

By:	/s/ Stephen Dewingaerde
Stephen Dewingaerde, Director and President

By:	/s/ Gregory J. Neely
Gregory J. Neely, Director, Secretary, Treasurer,
chief financial officer and principal accounting
officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Stephen Dewingaerde

31.2	Certification of Gregory J. Neely
32.1	Certification of Stephen Dewingaerde and Gregory J. Neely