Form 10-Q
period 2011-04-30
ROCKFORD MINERALS INC /FI
filed 2011-06-20
CIK 844538

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒	For the quarterly period ended April 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒    No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐ No☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,000,000 shares of common stock at June 17, 2011.

ROCKFORD MINERALS INC.

ROCKFORD MINERALS, INC.
(AN EXPLORATION STAGE COMPANY)

CONTENTS

PAGE	4	CONDENSED BALANCE SHEETS AS OF APRIL 30, 2011 (UNAUDITED) AND AS OF OCTOBER 31, 2010

PAGE	5	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2011 AND 2010 AND FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO APRIL 30, 2011 (UNAUDITED)

PAGE	6	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIENCY) FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO APRIL 30, 2011 (UNAUDITED)

PAGE	7	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED APRIL 30, 2011 AND 2010, AND FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO APRIL 30, 2011 (UNAUDITED)

PAGES	8 - 12	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Rockford Minerals, Inc.
(An Exploration Stage Company)
Condensed Balance Sheets

	April 30, 2011	October 31, 2010
	(Unaudited)

ASSETS

Current Assets
Cash	$1,263	$17,137

Total Assets	$1,263	$17,137

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$26,272	$20,554
Stockholder loans	1,115	-
Total Liabilities	27,387	20,554

Commitments and Contingencies	-	-

Stockholders' Deficiency
Common stock, $0.001 par value; 100,000,000 shares authorized, 10,000,000 and 10,000,000 shares issued and outstanding, respectively	10,000	10,000
Additional paid-in capital	80,157	77,037
Accumulated Deficit During the Exploration Stage	(116,281)	(90,454)
Total Stockholders' Deficiency	(26,124)	(3,417)

Total Liabilities and Stockholders' Deficiency	$1,263	$17,137

See accompanying notes to condensed unaudited financial statements

Rockford Minerals, Inc.
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended April 30,		For the Six Months Ended April 30,		For the Period From
	2011	2010	2011	2010	October 29, 2007 (Inception) to April 30, 2011

Operating Expenses
Mining development rights	$-	$-	$-	$-	$15,157
Professional fees	18,412	195	21,370	195	72,987
General and administrative	2,457	2,081	4,457	3,641	26,410
Total Operating Expenses	20,869	2,276	25,827	3,836	114,554

Loss from Operations	(20,869)	(2,276)	(25,827)	(3,836)	(114,554)

Other Expense
Interest Expense	-	-	-	-	(1,473)
Loss on Exchange	-	(109)	-	(109)	(254)
Total Other Expenses	-	(109)	-	(109)	(1,727)

Loss from Operations Before Provision for Income Taxes	(20,869)	(2,385)	(25,827)	(3,945)	(116,281)

Provision for Income Taxes	-	-	-	-	-

Net Loss	$(20,869)	$(2,385)	$(25,827)	$(3,945)	$(116,281)

Net Loss Per Share - Basic and Diluted	$-	$-	$-	$-

Weighted average number of shares outstanding during the period - Basic and Diluted	10,000,000	9,460,674	10,000,000	9,226,519

See accompanying notes to  condensed unaudited financial statements

Rockford Minerals, Inc.
(An Exploration Stage Company)
Condensed Statement of Changes in Stockholders' Equity/(Deficiency)
For the Period From October 29, 2007 (Inception) to April 30, 2011
(Unaudited)

	Common stock			Accumulated
	$.001 Par Value		Additional	Deficit during	Total
			Paid-in	exploration	Stockholders' Equity
	Shares	Amount	Capital	stage	(Deficiency)

Balance October 29, 2007 (Inception)	-	$-	$-	$-	$-

In kind contribution of services	-	-	1,340	-	1,340

Net loss for the period October 29, 2007 (Inception ) to October 31, 2007	-	-	-	(1,340)	(1,340)

Balance October 31, 2007	-	-	1,340	(1,340)	-

Common stock issued to founder ($0.001/Sh)	6,000,000	6,000	-	-	6,000

In kind contribution of services	-	-	6,240	-	6,240

Net loss October 31, 2008	-	-	-	(22,879)	(22,879)

Balance October 31, 2008	6,000,000	6,000	7,580	(24,219)	(10,639)

Common stock issued for cash ($0.015/Sh)	3,000,000	3,000	42,000	-	45,000

In kind contribution of services	-	-	6,240	-	6,240

In kind contribution of interest	-	-	977	-	977

Net loss October 31, 2009	-	-	-	(24,694)	(24,694)

Balance October 31, 2009	9,000,000	9,000	56,797	(48,913)	16,884

Common stock issued for cash ($0.015/Sh)	1,000,000	1,000	14,000	-	12,000

Collection of subscription receivable	-	-	-	-	3,000

In kind contribution of services	-	-	6,240	-	6,240

Net loss October 31, 2010	-	-	-	(41,541)	(41,541)

Balance October 31, 2010	10,000,000	10,000	77,037	(90,454)	(3,417)

In kind contribution of services	-	-	3,120	-	3,120

Net loss for the six months ended April 30, 2011	-	-	-	(25,827)	(25,827)

Balance April 30, 2011	10,000,000	$10,000	$80,157	$(116,281)	$(26,124)

See accompanying notes to condensed unaudited financial statements

Rockford Minerals, Inc.
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended April 30,		For the Period From
	2011	2010	October 29, 2007 (Inception) to April 30, 2011
Cash Flows From Operating Activities:
Net Loss	$(25,827)	$(3,945)	$(116,281)
Adjustment to reconcile net loss to net cash used in operations
In kind contribution of services	3,120	3,120	23,180
In-kind contribution of interest	-	-	977
Changes in operating assets and liabilities:
Increase in accounts payable	5,718	195	26,272
Net Cash Used In Operating Activities	(16,989)	(630)	(65,852)

Cash Flows From Financing Activities:
Proceeds from stockholder loans	1,115	-	26,118
Repayment of stockholder loans	-	-	(25,003)
Proceeds from issuance of common stock	-	12,000	66,000
Net Cash Provided by Financing Activities	1,115	12,000	67,115

Net Increase (Decrease) in Cash	(15,874)	11,370	1,263

Cash at Beginning of Period	17,137	-	-

Cash at End of Period	$1,263	$11,370	$1,263

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$497
Cash paid for taxes	$-	$-	$-

See accompanying notes to condensed unaudited financial statements

ROCKFORD MINERALS, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF APRIL 30, 2011
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

Cash includes deposits at foreign financial institutions which are not covered by FDIC.  As of April 30, 2011 and October 31, 2010, the Company held $1,263 and $17,137, respectively, of US funds in a Canadian bank.

ROCKFORD MINERALS, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF APRIL 30, 2011
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

(E) Loss Per Share

Basic loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification No. 260, Earnings Per Share.  As of April 30, 2011 and 2010, there were no common share equivalents outstanding.

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
AS OF APRIL 30, 2011
(UNAUDITED)

(G) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(H) Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including accounts payable and stockholder loans approximate fair value due to the relatively short period to maturity for these instruments.

NOTE 2	GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company is in the exploration stage with minimal operations, has a net loss of $116,281 since inception and has used cash from operations of $65,852 from inception.  In addition, there is a working capital deficiency and stockholders’ deficiency of $26,124 as of April 30, 2011. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3	STOCKHOLDER LOANS

For the six months ended April 30, 2011, a principal stockholder paid $1,115 of expenses on behalf of the Company.  Pursuant to the terms of the loan the amount is non-interest bearing, unsecured and due on demand (See Note 5).

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
AS OF APRIL 30, 2011
(UNAUDITED)

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

In kind contribution of services

For the six months ended April 30, 2011, two shareholders of the Company contributed services having a fair value of $3,120 (See Note 5).

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
AS OF APRIL 30, 2011
(UNAUDITED)

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

For the six months ended April 30, 2011, a principal stockholder paid $1,115 of expenses on behalf of the Company.  Pursuant to the terms of the loan the amount is non-interest bearing, unsecured and due on demand (See Note 3).

For the year ended October 31, 2009, the Company recorded $977 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 3).

For the six months ended April 30, 2011, two shareholders of the Company contributed services having a fair value of $3,120 (See Note 4).

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

NOTE 6	SUBSEQUENT EVENTS

Subsequent to April 30, 2011, a shareholder loaned a total of $9,994 to the Company to pay Company expenses.  These loans are non-interest bearing, not collateralized and due on demand.

Subsequent to April 30, 2011, the Company repaid $1,106 to a shareholder for amounts loaned to the Company.

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

We do not anticipate going into production ourselves but instead anticipate optioning or selling any ore bodies that we may discover to a major mining company. Most major mining companies obtain their ore reserves through the purchase of ore bodies found by junior exploration companies such as the Company. Although these major mining companies do some exploration work themselves, many of them rely on the junior resource exploration companies to provide them with future deposits for them to mine. By optioning or selling a deposit found by us to these major mining companies, it would provide an immediate return to our shareholders without the long time frame and cost of putting a mine into operation ourselves, and it would also provide future capital for the Company to continue operations.

The search for valuable natural resources as a business is extremely risky. We can provide no assurance that the properties we have contain commercially exploitable reserves.  Exploration for natural resource reserves is a speculative venture involving substantial risks. Few properties that are explored are ultimately developed into producing commercially feasible reserves. Problems such as unusual or unexpected geological formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan and any money spent on exploration would be lost.

 Natural resource exploration and development requires significant capital and our assets and resources are very limited. Therefore, we anticipate participating in the natural resource industry through the purchase or option of early stage properties.   To date, we own one mining property which is located in southwest Nevada.

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

Results of Operations for the Three Months ended April 30, 2011 compared to the Three Months ended April 30, 2010

Mining Development Rights.  During the three month period ended April 30, 2011, the Company did not incur any costs to develop its mineral rights.

Professional Fees.  During the three months period ended April 30, 2011, the Company incurred $18,412 in professional fees compared to $195 for the three month period ended April 30, 2010, an increase of 18,412%.  Professional fees were paid primarily to the attorneys and accountants of the Company for legal compliance and SEC public company registration and reporting requirements.

General and Administrative Expenses.  During the three month period ended April 30, 2011, the Company incurred $2,457 of general and administrative expenses compared to $2,081 during the three month period ended April 30, 2010, an increase of 18% in general administrative expenses.  The general and administrative costs were comprised of administrative expenses.

Net Loss.  During the three month period ended April 30, 2011, the Company incurred a net loss of $20,869 compared to a net loss of $2,385  during the three month period ended April 30, 2010, and increase in net loss of 875%.

Revenues.  We have not earned any revenues since our incorporation on October 29, 2007, through April 30, 2011.  We do not anticipate producing revenues unless we enter into commercial production on our Rockford Lode mining claim, which is doubtful.  We can provide no assurance that we will discover economic mineralization on the Rockford Lode claim, or if such minerals are discovered, that we will enter into commercial production.

Six Months Ended April 30, 2011, compared to the Six Months Ended April 30, 2010

Mining Development Rights. During the six months periods ended April 30, 2011 and 2010, the Company did not incur any costs to develop its mineral rights.

Professional Fees.  During the six months ended April 30, 2011, the Company incurred $21,370 in professional fees compared to $195 for the six month period ended April 30, 2010, an increase of 10,958%.  Professional fees were paid primarily to the attorneys and accountants of the Company for legal compliance and SEC reporting requirements.

General and Administrative Expenses. During the six month period ended April 30, 2011, the Company incurred $4,457 of general and administrative expenses compared to $3,641 during the six month period ended April 30, 2010, an increase of 22.4% in general administrative expenses. The general and administrative costs were comprised of administrative expenses.

Net Loss.  During the six month period ended April 30, 2011, the Company incurred a net loss of $25,827 compared to a net loss of $3,945 during the six month period ended April 30, 2010, an increase in net loss of 673%.

Liquidity and Capital Resources

Since inception, we have financed our cash requirements from cash generated from the sale of common stock and advances from related parties.

Since inception through to and including April 30, 2011, we have raised $ 66,000 through private placements of our common stock.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue the plan of operations, then we will not be able to continue our exploration of our mineral claims and our venture will fail.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet transactions, arrangements, or obligations that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity, or capital resources.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”).  GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported.  These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ materially from these estimates under different assumptions or conditions.  We continue to monitor significant estimates made during the preparation of our financial statements.  Our significant accounting policies are summarized in Note 1 of our financial statements.  While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical.  Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates.  Actual results may differ from those estimates.  Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect in our condensed results of operations, financial position or liquidity for the periods presented in this report.

Going Concern

The Company does not have sufficient capital to continue as a going concern.  The Company presently expects to continue its operations with loans from its officers and through the offer and sale of its common stock in private placements.

Item 3.             Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting Company as defined by Rule 12b-2 under the Securities Exchange Act of 1934, and are not required to provide the information required under this item.

Item 4.             Controls and Procedures

Evaluation of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended April 30, 2011.  This evaluation was conducted by Gregory J. Neely, our Secretary, Treasurer, principal financial officer and principal accounting officer.

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

None

ITEM 1A. RISK FACTORS

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

N/A

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

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

June 20, 2011

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