Form 10-Q
period 2011-07-31
ROCKFORD MINERALS INC /FI
filed 2011-09-16
CIK 844538

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒	For the quarterly period ended July 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                                                                                             .
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,000,000 shares of common stock at September 12, 2011.

ROCKFORD MINERALS, INC.

INDEX

PART	I -	FINANCIAL INFORMATION

Item	1.	Financial Statements:

		Condensed Balance Sheets as of July 31, 2011 (unaudited) and October 31, 2010	1

		Condensed Statements of Operations for the three and nine months ended July 31, 2011 and 2010, and for the period from October 29, 2007 (inception) to July 31, 2011 (Unaudited)	2

		Condensed Statement of Changes in Stockholders’ Equity/(Deficiency) for the period from October 29, 2007 (inception) to July 31, 2011 (Unaudited)	3

		Condensed Statements of Cash Flows for the nine months ended July 31, 2011 and 2010 and for the period from October 29, 2007 (inception) to July 31, 2011 (Unaudited)	4

		Notes to Condensed Financial Statements (Unaudited)	5

Item	2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item	3.	Quantitative and Qualitative Disclosure About Market Risk	15

Item	4.	Controls and Procedures	15

PART	II-	OTHER INFORMATION	16

Item	1.	Legal Proceedings	16

Item	1A.	Risk Factors (not applicable)	16

Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item	3.	Defaults Upon Senior Securities	16

Item	4.	[Removed and Reserved]	16

Item	5.	Other Information	16

Item	6.	Exhibits	16

Signatures			17

ROCKFORD MINERALS, INC.
(AN EXPLORATION STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF JULY 31, 2011 (UNAUDITED) AND AS OF OCTOBER 31, 2010

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2011 AND 2010 AND FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO JULY 31, 2011 (UNAUDITED)

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIENCY) FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO JULY 31, 2011 (UNAUDITED)

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED JULY 31, 2011 AND 2010, AND FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO JULY 31, 2011 (UNAUDITED)

PAGES	5 - 10	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Item 1.                                Financial Statements

Rockford Minerals, Inc.
(An Exploration Stage Company)
Condensed Balance Sheets

	July 31, 2011	October 31, 2010
	(Unaudited)

ASSETS

Current Assets
Cash	$280	$17,137

Total Assets	$280	$17,137

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$21,596	$20,554
Notes payable - shareholder	11,109	-
Total Liabilities	32,705	20,554

Commitments and Contingencies	-	-

Stockholders' Deficiency
Common stock, $0.001 par value; 100,000,000 shares authorized, 10,000,000 and 10,000,000 shares issued and outstanding, respectively	10,000	10,000
Additional paid-in capital	81,717	77,037
Accumulated Deficit During the Exploration Stage	(124,142)	(90,454)
Total Stockholders' Deficiency	(32,425)	(3,417)

Total Liabilities and Stockholders' Deficiency	$280	$17,137

See accompanying notes to condensed unaudited financial statements

Rockford Minerals, Inc.
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,		For the Period From
	2011	2010	2011	2010	October 29, 2007 (Inception) to July 31, 2011

Operating Expenses
Mining development rights	$-	$-	$-	$-	$15,157
Professional fees	5,570	15,246	26,940	15,441	78,557
General and administrative	2,291	1,609	6,748	5,250	28,701
Total Operating Expenses	7,861	16,855	33,688	20,691	122,415

Loss from Operations	(7,861)	(16,855)	(33,688)	(20,691)	(122,415)

Other Expense
Interest Expense	-	-	-	-	(1,473)
Loss on Exchange	-	(52)	-	(161)	(254)
Total Other Expenses	-	(52)	-	(161)	(1,727)

Loss from Operations Before Provision for Income Taxes	(7,861)	(16,907)	(33,688)	(20,852)	(124,142)

Provision for Income Taxes	-	-	-	-	-

Net Loss	$(7,861)	$(16,907)	$(33,688)	$(20,852)	$(124,142)

Net Loss Per Share - Basic and Diluted	$-	$-	$-	$-

Weighted average number of shares outstanding during the period - Basic and Diluted	10,000,000	10,000,000	10,000,000	9,487,179

See accompanying notes to condensed unaudited financial statements

Rockford Minerals, Inc.
(An Exploration Stage Company)
Condensed Statement of Changes in Stockholders' Equity/(Deficiency)
For the Period From October 29, 2007 (Inception) to July 31, 2011
(Unaudited)

	Common stock			Accumulated
	$.001 Par Value		Additional	Deficit during	Total
			Paid-in	exploration	Stockholders' Equity
	Shares	Amount	Capital	stage	(Deficiency)

Balance October 29, 2007 (Inception)	-	$-	$-	$-	$-

In kind contribution of services	-	-	1,340	-	1,340

Net loss for the period October 29, 2007 (Inception ) to October 31, 2007	-	-	-	(1,340)	(1,340)

Balance October 31, 2007	-	-	1,340	(1,340)	-

Common stock issued to founder ($0.001/Sh)	6,000,000	6,000	-	-	6,000

In kind contribution of services	-	-	6,240	-	6,240

Net loss October 31, 2008	-	-	-	(22,879)	(22,879)

Balance October 31, 2008	6,000,000	6,000	7,580	(24,219)	(10,639)

Common stock issued for cash ($0.015/Sh)	3,000,000	3,000	42,000	-	45,000

In kind contribution of services	-	-	6,240	-	6,240

In kind contribution of interest	-	-	977	-	977

Net loss October 31, 2009	-	-	-	(24,694)	(24,694)

Balance October 31, 2009	9,000,000	9,000	56,797	(48,913)	16,884

Common stock issued for cash ($0.015/Sh)	1,000,000	1,000	14,000	-	12,000

Collection of subscription receivable	-	-	-	-	3,000

In kind contribution of services	-	-	6,240	-	6,240

Net loss October 31, 2010	-	-	-	(41,541)	(41,541)

Balance October 31, 2010	10,000,000	10,000	77,037	(90,454)	(3,417)

In kind contribution of services	-	-	4,680	-	4,680

Net loss for the nine months ended July 31, 2011	-	-	-	(33,688)	(33,688)

Balance July 31, 2011	10,000,000	$10,000	$81,717	$(124,142)	$(32,425)

See accompanying notes to condensed unaudited financial statements

Rockford Minerals, Inc.
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended July 31,		For the Period From
	2011	2010	October 29, 2007 (Inception) to July 31, 2011
Cash Flows From Operating Activities:
Net Loss	$(33,688)	$(20,852)	$(124,142)
Adjustment to reconcile net loss to net cash used in operations
In kind contribution of services	4,680	4,680	24,740
In-kind contribution of interest	-	-	977
Changes in operating assets and liabilities:
Increase (Decrease) in accounts payable	1,042	5,960	21,596
Net Cash Used In Operating Activities	(27,966)	(10,212)	(76,829)

Cash Flows From Financing Activities:
Proceeds from notes payable - shareholder	11,109	-	36,112
Repayment of notes payable - shareholder	-	-	(25,003)
Proceeds from shareholder loans	1,692	-	1,692
Repayment of shareholder loans	(1,692)	-	(1,692)
Proceeds from issuance of common stock	-	15,000	66,000
Net Cash Provided by Financing Activities	11,109	15,000	77,109

Net Increase (Decrease) in Cash	(16,857)	4,788	280

Cash at Beginning of Period	17,137	19,751	-

Cash at End of Period	$280	$24,539	$280

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$497
Cash paid for taxes	$-	$-	$-

See accompanying notes to condensed unaudited financial statements

ROCKFORD MINERALS, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JULY 31, 2011
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

Cash includes deposits at foreign financial institutions which are not covered by FDIC.  As of July 31, 2011 and October 31, 2010, the Company held $280 and $17,137, respectively, of US funds in a Canadian bank.

ROCKFORD MINERALS, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JULY 31, 2011
(UNAUDITED)

(D) Property and Equipment, Mining Properties (Exploration Costs)

 Costs of acquiring mining properties and any exploration costs are capitalized as incurred, in accordance with FASB Accounting Standards Codification No. 930, Extractive Activities – Mining, when proven and probable reserves exist and the property is a commercially mineable property. Mine exploration costs incurred either to develop new gold, silver, lead and copper deposits, expand the capacity of operating mines, or to develop mine areas substantially in advance of current production are capitalized. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates, at least quarterly, the carrying value of capitalized mining costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of the carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value.

The Company capitalizes costs for mining properties by individual property and defers such costs for later amortization only if the prospects for economic productions are reasonably certain.

Capitalized costs are expensed in the period when the determination has been made that economic production does not appear reasonably certain.

(E) Loss Per Share

Basic income per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification No. 260, Earnings Per Share.  As of July 31, 2011 and 2010, there were no common share equivalents outstanding.

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
AS OF JULY 31, 2011
(UNAUDITED)

(G) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(H) Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including accounts payable and notes payable- shareholder approximate fair value due to the relatively short period to maturity for these investments.

(I) Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current period presentation.  These reclassifications had no impact on the Company’s net loss or cash flows.

NOTE 2	GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company is in the exploration stage with minimal operations, has a net loss of $124,142 since inception and has used cash from operations of $76,829 from inception.  In addition, there is a working capital deficiency and stockholders’ deficiency of $32,425 as of July 31, 2011. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3	NOTES PAYABLE - SHAREHOLDER

For the nine months ended July 31, 2011, a shareholder paid $11,109 of expenses on behalf of the Company.  Pursuant to the terms of the note agreements, the amount is non-interest bearing, unsecured and due on demand (See Note 6).

For the year ended October 31, 2009, a shareholder loaned $6,500 to the Company.  This loan is non interest bearing, not collateralized, and due on demand (See Note 6).

ROCKFORD MINERALS, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JULY 31, 2011
(UNAUDITED)

For the year ended October 31, 2008, a shareholder loaned $18,503 to the Company.  This loan is non interest bearing, not collateralized, and due on demand (See Note 6).

For the year ended October 31, 2009, a shareholder was repaid $25,500 by the Company which included $497 of interest (See Note 6).

For the year ended October 31, 2009, the Company recorded $977 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 6).

NOTE 4	SHAREHOLDER LOANS

For the nine months ended July 31, 2011, a shareholder paid $1,692 of expenses on behalf of the Company and was repaid in full (See Note 6).

NOTE 5	STOCKHOLDERS’ EQUITY/(DEFICIENCY)

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

In kind contribution of services

For the nine months ended July 31, 2011, two shareholders of the Company contributed services having a fair value of $4,680 (See Note 6).

For the year ended October 31, 2010, two shareholders of the Company contributed services having a fair value of $6,240 (See Note 6).

For the year ended October 31, 2009, two shareholders of the Company contributed services having a fair value of $6,240 (See Note 6).

ROCKFORD MINERALS, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JULY 31, 2011
(UNAUDITED)

For the year ended October 31, 2008, two shareholders of the Company contributed services having a fair value of $6,240 (See Note 6).

For the period from October 29, 2007 (inception) through October 31, 2007, the shareholder of the Company contributed service having a fair value of $1,340 (See Note 6).

NOTE 6	RELATED PARTY TRANSACTIONS

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

For the nine months ended July 31, 2011, a shareholder paid $11,109 of expenses on behalf of the Company.  Pursuant to the terms of the note agreements, the amount is non-interest bearing, unsecured and due on demand (See Note 3).

For the nine months ended July 31, 2011, a shareholder paid $1,692 of expenses on behalf of the Company and was repaid in full (See Note 4).

For the year ended October 31, 2009, the Company recorded $977 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 3).

For the nine months ended July 31, 2011, two shareholders of the Company contributed services having a fair value of $4,680 (See Note 5).

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

ROCKFORD MINERALS, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JULY 31, 2011
(UNAUDITED)

NOTE 7	SUBSEQUENT EVENT

Subsequent to July 31, 2011, a shareholder loaned an additional $24,179 to the Company to pay Company expenses.  These loans are non-interest bearing, not collateralized and due on demand.

Item 2.	Management’s Discussion and Analysis and Results of Operations

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

Results of Operations for the Three Months ended July 31, 2011 compared to the Three Months ended July 31, 2010

 Mining Development Rights.  During the three month period ended July 31, 2011, the Company did not incur any costs to develop its mineral rights.

Professional Fees.  During the three months period ended July 31, 2011, the Company incurred $5,570 in professional fees compared to $15,246 for the three month period ended July 31, 2010, a decrease of 63%.  Professional fees were paid primarily to the attorneys and accountants of the Company for legal compliance and SEC public company registration and reporting requirements.

General and Administrative Expenses.  During the three month period ended July 31, 2011, the Company incurred $2,291 of general and administrative expenses compared to $1,609 during the three month period ended July 31, 2010, an increase of 42% in general administrative expenses.  The general and administrative costs were comprised of administrative expenses.

Net Loss.  During the three month period ended July 31, 2011, the Company incurred a net loss of $7,861 compared to a net loss of $16,907 during the three month period ended July 31, 2010, a decrease in net loss of 54%.

Revenues.  We have not earned any revenues since our incorporation on October 29, 2007, through July 31, 2011.  We do not anticipate producing revenues unless we enter into commercial production on our Rockford Lode mining claim, which is doubtful.  We can provide no assurance that we will discover economic mineralization on the Rockford Lode claim, or if such minerals are discovered, that we will enter into commercial production.

Nine Months Ended July 31, 2011, compared to the Nine Months Ended July 31, 2010

Mining Development Rights. During the nine months periods ended July 31, 2011 and 2010, the Company did not incur any costs to develop its mineral rights.

Professional Fees.  During the nine months ended July 31, 2011, the Company incurred $26,940 in professional fees compared to $15,441 for the nine month period ended July 31, 2010, a decrease of 74%.  Professional fees were paid primarily to the attorneys and accountants of the Company for legal compliance and SEC reporting requirements.

General and Administrative Expenses. During the nine month period ended July 31, 2011, the Company incurred $6,748 of general and administrative expenses compared to $5,250 during the nine month period ended July 31, 2010, an increase of 29% in general administrative expenses. The general and administrative costs were comprised of administrative expenses.

Net Loss.  During the nine month period ended July 31, 2011, the Company incurred a net loss of $33,688 compared to a net loss of $20,852 during the nine month period ended July 31, 2010, an increase in net loss of 62%.

Revenues.  We have not earned any revenues since our incorporation on October 29, 2007, through July 31, 2011.  We do not anticipate producing revenues unless we enter into commercial production on our Rockford Lode mining claim, which is doubtful.  We can provide no assurance that we will discover economic mineralization on the Rockford Lode claim, or if such minerals are discovered, that we will enter into commercial production.

Liquidity and Capital Resources

Since inception, we have financed our cash requirements from cash generated from the sale of common stock and advances from related parties.

Since inception through to and including July 31, 2011, we have raised $66,000 through private placements of our common stock.

The Company believes that the amount of the current cash position will be insufficient for the next 12 months, and that it will be necessary to increase its cash position and capitalization. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue the plan of operations, then we will not be able to continue our exploration of our mineral claims and our venture will fail.

As reflected in the accompanying unaudited condensed financial statements, the Company is in the exploration stage with minimal operations, has a net loss of $124,142 since inception and has used cash from operations of $76,829 from inception. In addition, there is a working capital deficiency and stockholders’ deficiency of $32,425 as of July 31, 2011. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

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

Item 4.                  Controls and Procedures

Disclosure Controls and Procedures

Our management, which includes our President and our Chief Financial Officer who serves as our principal financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the “Evaluation Date”) as of the end of the period covered by this report.  Our management does not expect that our disclosure controls and procedures will prevent all errors and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this report, our President and our Chief Financial Officer who also serves as our principal financial officer have concluded that our disclosure controls and procedures were effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our President and our Chief Financial Officer who serves as our Principal Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting in our last quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. REMOVED AND RESERVED

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

September 15, 2011

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