Form 10-K/A
period 2010-10-31
ROCKFORD MINERALS INC /FI
filed 2011-12-07
CIK 844538

U.S. Securities and Exchange Commission

Washington, D.C. 20549

AMENDMENT NO. 1

TO

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

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

Explanatory Note

 This amendment to the Form 10-K annual report of Rockford Minerals, Inc. is being filed to update its disclosures based upon the comments received from the  U.S. Securities and Exchange Commission regarding its Form 10 registration statement.

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

Mining Business

The Company was incorporated in the State of Nevada on October 29, 2007, for the primary purpose of the exploration and development of mining properties.

On July 19, 2008, the Company acquired an undeveloped mining claim called the Rockford Lode Mining Claim located in Clark County, Nevada, for which it has paid $12,000, including the cost of the geological report prepared by Sookochoff Consultants Inc. and Laurence Sookochoff, P. Eng., as a consulting geologist, for the purpose of recommending an exploration program of its Rockford Lode Claim.  Laurence Sookochoff issued the Geological Evaluation Report dated October 29, 2009, that recommended a three phased exploration program: Phase I would consist of VLF-EM and magnetic  surveys  along the extensions of the known mineral zones to determine the potential  structural controls to known mineral zones; followed by Phase II consisting of localized soil surveys, trenching and sampling over indicated extensions of the mineral zones; and a Phase III consisting of test diamond drilling of the prime indicated mineral zones.

Through October 31, 2010, the Company has expended $15,157 in mining exploration and development costs.

Due to lack of capital, the Company has not commenced the recommended Phase I exploration program regarding its Rockford Lode Claim.  The Company estimates that the Phase I surveys will cost approximately $7,500; that the Phase II program will cost approximately $13,500,; and that the Phase III program will cost approximately $75,000, for a total of approximately $95,000.  The Company intends to raise capital to complete the exploration program regarding the Rockford Lode Mining Claim through a private placement of its Common Stock, and to conduct exploration regarding additional exploratory mining claims to the extent that investment capital is available, of which there is no assurance.  Until the Company receives additional capital from an offering of its Common Stock or borrowings, the Company will not be able to commence its planned explanation program, and the Company is unable to predict when this will occur.

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

We do not currently compete directly with anyone for the exploration or removal of minerals from ou undeveloped property as we hold all of the interest and rights to our mining claim.  Readily available commodities markets exist in the U.S. and around the world for the sale of gold, silver and other minerals.  Therefore, we will likely be able to sell any minerals that we are able to recover in the future.

We may become subject ot competition and unforeseen limited sources of supplies in the future if the event spot shortages arise for supplies such as dynamite, and certain equipment such as bulldozers and excavators that we will need to conduct exploration.  We have not yet attempted to locate or negotiate with any suppliers of products, equipment or services.   If we are unsuccessful in securing the products, equipment and services in the future which we need, we may have to suspend our exploration plans until we are able to do so.

Asset Retirement Obligations

Asset retirement obligations will primarily represent the present value of future anticipated costs to restore surface land to levels equal to or greater than pre-mining conditions, as required by the Surface Mining Control and Reclamation Act (SMCRA).  Because the Company has not commenced any production operations, it presently has no retirement obligations.

Remediation Obligations

Remediation obligations primarily represent the present value of future anticipated costs for water treatment of selenium and other similar discharges in excess of allowable limits, as required by mining permits.  The Company presently has no remediation obligations

Regulatory Matters
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

Mine Safety and Health

Our goal is to achieve excellent mine safety and health performance in the future. We will measure our progress in this area primarily through the use of accident frequency rates. We believe that it will be our responsibility to our employees to provide a good safety and healthy environment. We seek to implement this goal by: training employees in safe work practices; openly communicating with employees; establishing, following and improving safety standards; involving employees in the establishment of safety standards; and recording, reporting and investigating all accidents, incidents and losses to avoid reoccurrence. We intend to utilize best practices in emergency preparedness, which includes maintaining a mine rescue team.

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

We intend to pursue growth opportunities through organic growth, as well as through an opportunistic acquisition strategy.

·	Organic growth . We will evaluate opportunities to exploit previously untapped reserves

·	Acquisitions, reserve transactions and joint ventures. We intend to pursue value-enhancing acquisitions, reserve transactions and joint venture opportunities.

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

Our officers and directors have outside business activities and will only be devoting a limited amount of their time to our operations.  Our operations may be sporadic and occur at times which are convenient to our officers and directors.  The directors and officers of the Company currently devoteapproximately five hours a week to the operations of the Company; however, they expect to devote additional hours per week as the Company becomes better capitalized and expands its exploratory mining activity.  As a result, exploration of our claims may be periodically interrupted or suspended.

The Company has obtained a Geological Evaluation Report regarding the Rockford Lode Claim located in the Sunset Mining District in southwestern Nevada dated October 29, 2009, prepared by Laurence Sookochoff, P. Eng., a consulting geologist, located in Vancouver, British Columbia, Canada.  The information for the report was obtained from sources cited in the report and from his personal reports that he has written on mineral properties in the specific area.

Because the mining claim of the Company has not been specifically and physically examined in the field by Mr. Sookochoff, there is a risk that the geology of the claim may be materially different than other mineral properties in the specific area.

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

Our claim is in a historic mining district with past production and abandoned mines.  We may be exposed to liability, or assertions of liability that would require expenditure of legal defense costs under joint and several liability statutes for cleanups of historical wastes that have not yet been completed.

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

There may be possible title defects on our mining claim.

Undetected title defects could affect our interest in the mining claim owned by the Company and any future claims that may be acquired by the Company.  We have investigated title to our claims have not obtained title opinions and title insurance with respect to our claim.  To the best of our knowledge, the title to our claim is in good standing.  This should not be construed as a guarantee of title and there is no guarantee that the title to our properties will not be challenged or impugned. Any challenge to our title could delay the exploration, financing, and development of the property and could ultimately result in the loss of some or all of our interest in our properties.  Our properties may be subject to prior unregistered agreements or transfers or native land claims and title may be affected by undetected defects.

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

Rockford Lode Claim Location Map

*Map drawn on October 29, 2009.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

General

The Company presently has 10,000,000 shares of Common Stock that are issued and outstanding which are held by 40 stockholders of record.

The Company plans to qualify its shares of Common Stock for trading on the OTC Electronic Bulletin Board (“OTCBB”). The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter (OTC) securities. The OTCBB is not an issuer listing service, market, or exchange. Issuers must remain current in their filings with the Securities and Exchange Commission and applicable regulatory authorities. Market Makers are not permitted to begin quotation of a security that do not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time.

There is presently no public trading market for our securities. There has been no previous public trading of our securities on any market, and, therefore, no high and low bid pricing information is provided.

There are no outstanding stock options, warrants, or securities convertible into our Common Stock of the Company.

All of the issued and outstanding shares of Common Stock of the Company are eligible to be sold under Rule 144 under the Securities Act of 1933, subject to the volume limitations of Rule 144.  There have been no re-sales of the Common Stock known to the Company.

There has been, and there is no publicly disclosed offering of securities of the Company of any kind that could have a material effect in the market price of the Company’s Common Stock.

Stock Transfer Agent

The transfer agent of the Company is Action Stock Transfer Corporation, 551 N.W. 77 th Street,
Salt Lake City, UT 84121.  Telephone (801) 274-1088.

No Dividends

The Company has not declared or paid any dividends on its Common Stock and presently does not expect to declare or pay any such dividends in the foreseeable future.  The Company has not yet formulated a future dividend policy in the event restrictions on its ability to pay dividends are created.

Item 6.  Selected Financial Data

These following financial data has been compiled from the audited financial statements and the unaudited financial statements of the Company contained in the Registration Statement. See Item 13.

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

Item 7(A). Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 8.  Financial Statements and Supplementary Data

ROCKFORD MINERALS, INC.
(AN EXPLORATION STAGE COMPANY)

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	BALANCE SHEETS AS OF OCTOBER 31, 2010 AND AS OF OCTOBER 31, 2009

PAGE	F-3	STATEMENTS OF OPERATIONS FOR YEARS ENDED OCTOBER 31, 2010 AND 2009, AND FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO OCTOBER 31, 2010.

PAGE	F-4	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIENCY) FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO OCTOBER 31, 2010

PAGE	F-5	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED OCTOBER 31, 2010 AND 2009, AND FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO OCTOBER 31, 2010.

PAGES	F-6 - 10	NOTES TO FINANCIAL STATEMENTS

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

Boynton Beach, Florida
February 25, 2011

1500 Gateway Boulevard, Suite 202 • Boynton Beach, FL 33426
Telephone: (561) 752-1721 • Fax: (561) 734-8562
www.cpawebb.com

Rockford Minerals, Inc.
(An Exploration Stage Company)
Balance Sheets

	October 31, 2010	October 31, 2009
ASSETS
Current Assets
Cash	$17,137	$19,751

Total Assets	$17,137	$19,751

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)

Current Liabilities
Accounts payable	$20,554	$2,867
Total Liabilities	20,554	2,867

Commitments and Contingencies	-	-

Stockholders' Equity/(Deficiency)
Common stock, $0.001 par value; 100,000,000 shares authorized, 10,000,000 and 9,000,000 shares issued and outstanding, respectively	10,000	9,000
Additional paid-in capital	77,037	56,797
Accumulated Deficit During the Exploration Stage	(90,454)	(48,913)
Total Stockholders' Equity/(Deficiency)	(3,417)	16,884

Total Liabilities and Stockholders' Equity/(Deficiency)	$17,137	$19,751

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

See accompanying notes to financial statements

Rockford Minerals, Inc.
(An Exploration Stage Company)
Statement of Changes in Stockholders' Equity/(Deficiency)
For the Period From October 29, 2007 (Inception) to October 31, 2010

	Common stock
	$.001 Par Value
			Additional Paid-in	Accumulated deficit during exploration	Total Stockholders' Equity
	Shares	Amount	Capital	stage	(Deficiency)

Balance October 29, 2007 (Inception)	-	$-	$-	$-	$-

In kind contribution of services	-	-	1,340	-	1,340

Net loss for the period October 29, 2007 (Inception ) to October 31, 2007	-	-	-	(1,340)	(1,340)

Balance October 31, 2007	-	-	1,340	(1,340)	-

Common stock issued to founder ($0.001/Sh)	6,000,000	6,000	-	-	6,000

In kind contribution of services	-	-	6,240	-	6,240

Net loss October 31, 2008	-	-	-	(22,879)	(22,879)

Balance October 31, 2008	6,000,000	6,000	7,580	(24,219)	(10,639)

Common stock issued for cash ($0.015/Sh)	3,000,000	3,000	42,000	-	45,000

In kind contribution of services	-	-	6,240	-	6,240

In kind contribution of interest	-	-	977	-	977

Net loss October 31, 2009	-	-	-	(24,694)	(24,694)

Balance October 31, 2009	9,000,000	9,000	56,797	(48,913)	16,884

Common stock issued for cash ($0.015/Sh)	1,000,000	1,000	14,000	-	15,000

In kind contribution of services	-	-	6,240	-	6,240

Net loss October 31, 2010	-	-	-	(41,541)	(41,541)

Balance October 31, 2010	10,000,000	$10,000	$77,037	$(90,454)	$(3,417)

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

(B) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period.  Actual results could differ from those estimates.

(C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Cash includes deposits at foreign financial institutions which are not covered by FDIC. As of October 31, 2010, and 2009, the Company held $17,137 and $19,751, respectively, of US funds in a Canadian bank.(D) Property and Equipment, Mining Properties (Acquisition, Exploration and Development Costs)

In accordance with FASB Accounting Standards Codification No. 930, Extractive Activities – Mining, costs of acquiring mining properties are capitalized when proven and probable reserves exist and the property is a commercially mineable property. If the criteria are not met for capitalization, the costs of acquiring mining properties are expensed as incurred. Mining exploration costs are expensed as incurred. When it has been determined that a mineral property can be commercially developed, mining development costs incurred either to develop new gold, silver, lead and copper deposits, expand the capacity of operating mines, or to develop mine areas substantially in advance of current production are capitalized. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates, at least quarterly, the carrying value of capitalized mining costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of the carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value. The Company capitalizes costs for mining properties by individual property and defers such costs for later amortization only if the prospects for economic productions are reasonably certain. Capitalized costs are expensed in the period when the determination has been made that economic production does not appear reasonably certain. The Company currently does not have any capitalized mining costs and all mining costs have been expensed.

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

(E) Loss Per Share

Basic income per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification No. 260, Earnings Per Share .  As of October 31, 2010 and 2009 there were no common share equivalents outstanding.

(F) Income Taxes

The Company accounts for income taxes under the FASB Accounting Standards Codification No. 740, Income Taxes .  Under FASB Accounting Standards Codification No. 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under FASB Accounting Standards Codification No. 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Item 9(A).  Controls and Procedures.

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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
369 Shuter Street
Scarborough, Ontario M5A 1X2
Canada

Mr. Dewingaerde has been a director and the President of the Company since the organization of the Company on  November 2007. From 2008 to present, Mr. Dewingaerde has been an independent consultant. From 2000 to 2008, he was the Senior Project Manager of Entro Communications, a company engaged in marketing, communications and branding. From 1997 to 1999, Mr. Derwingaerde was an independent consultant. From 1974 to 1996, he was the President of Paragon Systems Ltd. and of West Coast Pageantry Supply LLC.

Mr. Neely has been a director and the Treasurer and Secretary of the Company since November 2007. From 2005 to the present, he has been the President of Forge Media & Design, a company engaged in communications and marketing. From 2003 to 2006, Mr. Neely was a Design Team Leader with Entro Communications, a company engaged in the design of signage. From 2000 to 2003, he was the Senior Designer for Haughton Brazeau. From 1999 to 2000, he was a designer for Reich & Petch. From 1996 to 1999, he was a designer for Kramer Design. Mr. Neely received a Bachelor of Arts degree from York University in 1995.

Mr. Dewingaerde and Mr. Neely work approximately eight hours per week for the Company, and expect that their work hours will expand when the Company increases its capitalization and increases its mining exploration activities.

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

					Long-Term Compensation(2)
		Annual compensation(1)
Name and Principal Position	Fiscal Year	Salary(1)	Bonus	Other Annual Compensation	Awards Restricted Stock Awards(2)	Securities Underlying Options/ SARs	Payouts LTIP Payouts	All Other Compensation
Stephen Dewingaerde,	2010	$0	$0	$0	$0	$0	$0	$0
President and Director	2009	$0	$0	$0	$0	$0	$0	$0

Gregory J. Neely,	2010	$0	$0	$0	$0	$0	$0	$0
Secretary, Treasurer and Director	2009	$0	$0	$0	$0	$0	$0	$0

(1)	Personal benefits received by the Company’s executive officers are valued below the levels which would otherwise require disclosure under the rules of the U.S. Securities and Exchange Commission.

(2)	The Company does not currently provide any contingent or deferred forms of compensation arrangements, annuities, pension or retirement benefits.

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

Name and Address	Amount and Nature	Percentage
of Beneficial Owner	of Beneficial Ownership(1)(2)	of Class

Stephen Dewingaerde(1)(2)	3,500,000 shares	35%
111 Steppingstone Trail
Scarborough, Ontario M5A 2B1
Canada

Gregory J. Neely(1)(2)	2,500,000 shares	25%
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

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

During the fiscal year ended October 31, 2008, Mr. Stephen Dewingaerde, a director and President of the Company, loaned $18,503 to the Company. During the fiscal year ended October 31, 2009, Mr. Dewingaerde loaned an additional $6,500 to the Company; and the Company subsequently repaid $25,000 to him, including $497 of interest.

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

3.1	The By Laws of the Company are hereby incorporated herein by reference to Exhibit 2 to the Form 10 Registration Statement of the Company.

10.1	The mining claim of the Company in Clark County, Nevada, is hereby incorporated herein by reference to Exhibit 3 to the Form 10 Registration Statement of the Company.

21.	Description of subsidiaries is hereby incorporated herein by reference to Exhibit 21 to the Form 10-K Annual Report of the Company for its fiscal year ended October 31, 2010.

31.1	Certification of Stephen Dewingaerde

31.2	Certification of Gregory J. Neely

32.1	Certification of Stephen Dewingaerde and Gregory J. Neely

10.2
Geological Evaluation Report of Laurence Sookochoff, P. Eng., dated October 29, 2010, is hereby incorporated by reference herein by reference to Exhibit 10.2 to Amendment No. 1 to the Form 10 Registration Statement of the Company

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rockford Minerals Inc.

Date: December 1, 2011	By:	/s/ Stephen Dewingaerde
Stephen Dewingaerde
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Rockford Minerals Inc.

Date: : December 1, 2011	By:	/s/ Stephen Dewingaerde
Stephen Dewingaerde
President and Director

	By:	/s/ Gregory J. Neely
Gregory J. Neely
Treasurer, chief financial officer and accounting officer, and Director