Form 10-K
period 2011-10-31
ROCKFORD MINERALS INC /FI
filed 2012-02-13
CIK 844538

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed third fiscal quarter ended July 31, 2011:  $0.

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the last practicable date:  February 3, 2012:  10,146,883 shares of common stock, $.001 par value.

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

Due to lack of capital, the Company has not commenced the recommended Phase I exploration program regarding its Rockford Lode Claim. The Company estimates that the Phase I surveys will cost approximately $7,500; that the Phase II program will cost approximately $13,500,; and that the Phase III program will cost approximately $75,000, for a total of approximately $95,000. The Company intends to conduct exploration regarding additional exploratory mining claims to the extent that investment capital is available, of which there is no assurance. Until the Company receives additional capital from an offering of its Common Stock or borrowings, the Company will not be able to commence its planned explanation program, and the Company is unable to predict when this will occur.

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

Item 6.  Selected Financial Data

These following financial data has been derived from the audited financial statements of the Company at Item 8.

	Year Ended	Year Ended
	October 31, 2010	October 31, 2011
Revenues	$0	$0
Mining Development Rights	$290	$140
Professional Fees	$33,213	$47,812
General and administrative expense	$7,877	$13,646
Net loss	$(41,541)	$(62,275)
Net loss per share	$—	$—

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Plan of Operation

As of October 31, 2011, the Company had a cash balance of $2,860 in comparison to $17,137 at October 31, 2010.  In order to meet our budgeted cash requirements over the next 12 months, we anticipate raising money from equity financing from the sale of our Common Stock, additional shareholder loan commitments and/or the sale of part of our interest in our mineral claim.

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

Results of Operation

The Company did not have any operating revenues or income from its inception (October 29, 2007) through October 31, 2011.  For the period from inception, October 29, 2007, through the fiscal year ended October 31, 2011, the Company recognized a net cumulative loss of $152,729.  Some general and administrative expenses during the year were accrued.  Expenses for the year were comprised of costs mainly associated with legal, accounting and office expenses.

Revenues: The Company did not have any revenues during the fiscal years ended October 31, 2011 and 2010. The mining claim of the Company has not been developed nor have any production operations been conducted on the mining claim of the Company.

Mineral Exploration: The Company has acquired a mining claim and has conducted preliminary mining exploration testing and evaluation of its claim. During the fiscal year ended October 31, 2011, the Company incurred $140 of costs, compared to $290 during the fiscal year ended October 31, 2010, a decrease of approximately $150 or 52%.

Professional Fees:   The Company incurred an increase in professional fees during the fiscal year ended October 31, 2011, of $47,812, compared to $33,213 during the fiscal year ended October 31, 2010, an increase of $14,599 or 43%.  Professional fees were incurred primarily for legal fees and accounting fees.

General and Administrative Expenses: During the fiscal year ended October 31, 2011, the Company incurred general and administrative expenses of $13,646, compared to $7,877 during the fiscal year ended October 31, 2010, an increase of $5,769 or 73%. General and administrative expenses were incurred primarily for office expenses and filing fees.

Net Loss: The Company incurred a net loss of $62,275 during its fiscal year ended October 31, 2011, compared to a net loss of $41,541 during the fiscal year ended October 31, 2010, an increase of $20,734 or 50%. The increase in the net loss of the Company was attributable primarily to the cost of becoming a registered public company and compliance with the reporting and other requirements of a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resource

At October 31, 2011, the Company had limited capital resources and will rely upon the issuance of Common Stock and additional capital contributions from shareholders to fund future exploration and administrative expenses pending full implementation of the Company’s business model.

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

Item 7(A). Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 8.  Financial Statements and Supplementary Data

ROCKFORD MINERALS, INC.

(AN EXPLORATION STAGE COMPANY)

CONTENTS

PAGE	1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	2	BALANCE SHEETS AS OF OCTOBER 31, 2011 AND AS OF OCTOBER 31, 2010

PAGE	3	STATEMENTS OF OPERATIONS FOR YEARS ENDED OCTOBER 31, 2011 AND 2010, AND FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO OCTOBER 31, 2011

PAGE	4	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIENCY) FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO OCTOBER 31, 2011

PAGE	5	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED OCTOBER 31, 2011 AND 2010, AND FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO OCTOBER 31, 2011

PAGES	6 - 13	NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Rockford Minerals, Inc.

(An Exploration Stage Company)

We have audited the accompanying balance sheets of Rockford Minerals, Inc. (an Exploration Stage Company) (the “Company”) as of October 31, 2011 and 2010 and the related statements of operations and changes in stockholders’ deficiency and cash flows for the two years ended October 31, 2011 and 2010, and for the period from October 29, 2007 (inception) to October 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Rockford Minerals, Inc. (an Exploration Stage Company) as of October 31, 2011 and 2010, and the related statements of operations and changes in stockholders’ deficiency and cash flows for the two years ended October 31, 2011 and 2010 and for the period from October 29, 2007 (inception) to October 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has minimal operations, has a net loss of $152,729 since inception and has used cash from operations of $101,256 from inception. In addition, there is a working capital deficiency and stockholders’ deficiency of $58,775 as of October 31, 2011. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.

Certified Public Accountants

Boynton Beach, Florida

February 13, 2012

Rockford Minerals, Inc.
(An Exploration Stage Company)
Balance Sheets

ASSETS

	October 31, 2011	October 31, 2010

Current Assets
Cash	$2,860	$17,137

Total Assets	$2,860	$17,137

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$23,519	$20,554
Notes payable - shareholder	34,874	—
Shareholder loans	3,242	—
Total Liabilities	61,635	20,554

Commitments and Contingencies	—	—

Stockholders' Deficiency
Common stock, $0.001 par value; 100,000,000 shares authorized,
10,000,000 and 10,000,000 shares issued and outstanding, respectively	10,000	10,000
Additional paid-in capital	83,954	77,037
Accumulated Deficit During the Exploration Stage	(152,729)	(90,454)
Total Stockholders' Deficiency	(58,775)	(3,417)

Total Liabilities and Stockholders' Deficiency	$2,860	$17,137

See accompanying notes to financial statements

Rockford Minerals, Inc.
(An Exploration Stage Company)
Statements of Operations

	For the Years Ended October 31,		For the Period From
	2011	2010	October 29, 2007 (Inception) to October 31, 2011

Operating Expenses
Mining development rights	$140	$290	$15,297
Professional fees	47,812	33,213	99,429
General and administrative	13,646	7,877	35,599
Total Operating Expenses	61,598	41,380	150,325

Loss from Operations	(61,598)	(41,380)	(150,325)

Other Expense
Interest Expense	(677)	—	(2,150)
Loss on Exchange	—	(161)	(254)
Total Other Expenses	(677)	(161)	(2,404)

Loss from Operations Before Provision for Income Taxes	(62,275)	(41,541)	(152,729)

Provision for Income Taxes	—	—	—

Net Loss	$(62,275)	$(41,541)	$(152,729)

Net Loss Per Share - Basic and Diluted	$—	$—

Weighted average number of shares outstanding
during the period - Basic and Diluted	10,000,000	9,616,438

 See accompanying notes to financial statements

Rockford Minerals, Inc.
(An Exploration Stage Company)
Statement of Changes in Stockholders' Equity/(Deficiency)
For the Period From October 29, 2007 (Inception) to October 31, 2011

				Accumulated
	Common stock			Deficit	Total
	$.001 Par Value		Additional	during	Stockholders'
			Paid-in	exploration	Equity
	Shares	Amount	Capital	stage	(Deficiency)

Balance October 29, 2007 (Inception)	—	$—	$—	$—	$—

In kind contribution of services	—	—	1,340	—	1,340

Net loss for the period October 29, 2007 (Inception ) to October 31, 2007	—	—	—	(1,340)	(1,340)

Balance October 31, 2007	—	—	1,340	(1,340)	—

Common stock issued to founder ($0.001/Sh)	6,000,000	6,000	—	—	6,000

In kind contribution of services	—	—	6,240	—	6,240

Net loss October 31, 2008	—	—	—	(22,879)	(22,879)

Balance October 31, 2008	6,000,000	6,000	7,580	(24,219)	(10,639)

Common stock issued for cash ($0.015/Sh)	3,000,000	3,000	42,000	—	45,000

In kind contribution of services	—	—	6,240	—	6,240

In kind contribution of interest	—	—	977	—	977

Net loss October 31, 2009	—	—	—	(24,694)	(24,694)

Balance October 31, 2009	9,000,000	9,000	56,797	(48,913)	16,884

 See accompanying notes to financial statements

Rockford Minerals, Inc.
(An Exploration Stage Company)
Statements of Cash Flows

	For the Years Ended October 31,		For the Period From
	2011	2010	October 29, 2007 (Inception) to October 31, 2011
Cash Flows From Operating Activities:
Net Loss	$(62,275)	$(41,541)	$(152,729)
Adjustment to reconcile net loss to net cash used in operations
In kind contribution of services	6,240	6,240	26,300
In-kind contribution of interest	677	—	1,654
Changes in operating assets and liabilities:
Increase in accounts payable	2,965	17,687	23,519
Net Cash Used In Operating Activities	(52,393)	(17,614)	(101,256)

Cash Flows From Financing Activities:
Proceeds from notes payable - shareholder	34,874	—	59,875
Repayment of notes payable - shareholder	—	—	(25,003)
Proceeds from shareholder loans	4,934	—	4,936
Repayment of shareholder loans	(1,692)	—	(1,692)
Proceeds from issuance of common stock	—	15,000	66,000
Net Cash Provided by Financing Activities	38,116	15,000	104,116

Net Increase (Decrease) in Cash	(14,277)	(2,614)	2,860

Cash at Beginning of Period/Year	17,137	19,751	—

Cash at End of Period/Year	$2,860	$17,137	$2,860

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$—	$497
Cash paid for taxes	$—	$—	$—

See accompanying notes to financial statements

ROCKFORD MINERALS, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2011 AND 2010

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

(B) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Significant estimates include the valuation of deferred tax assets. Actual results could differ from those estimates.

(C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Cash includes deposits at foreign financial institutions which are not covered by FDIC. As of October 31, 2011 and October 31, 2010, the Company held $2,860 and $17,137, respectively, of US funds in a Canadian bank.

(D) Property and Equipment, Mining Properties (Exploration Costs)

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

AS OF OCTOBER 31, 2011 AND 2010

The Company capitalizes costs for mining properties by individual property and defers such costs for later amortization only if the prospects for economic productions are reasonably certain.

Capitalized costs are expensed in the period when the determination has been made that economic production does not appear reasonably certain.The Company currently does not have any capitalized mining costs and all mining costs have been expensed.

(E) Loss Per Share

Basic income per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification No. 260, Earnings Per Share. As of October 31, 2011 and 2010, there were no common share equivalents outstanding.

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

	2011	2010
Expected income tax (recovery) expense at the statutory rate of 34%	$(21,173)	$(14,124)
Tax effect of expenses that are not deductible for tax purposes (net of other amounts deductible for tax purposes)	2,352	2,122
Change in valuation allowance	18,821	12,002
Provision for income taxes	$-	$-

ROCKFORD MINERALS, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2011 AND 2010

The components of deferred income tax in the accompanying balance sheets are as follows:

	2011	2010
Deferred income tax asset:
Net operating loss carryforwards	$42,423	$23,602
Valuation allowance	(42,423)	(23,602)
Deferred income taxes	$-	$-

As of October 31, 2011 and 2010, the Company has a net operating loss carryforward of approximately $124,774 and $69,417, available to offset future taxable income through 2031. The valuation allowance at October 31, 2011 and 2010 was $42,423 and $23,602. The net change in the valuation allowance for the period ended October 31, 2011 and 2010 was an increase of $18,821 and $12,002.

The Company federal income tax returns for the years ended October 31, 2008 through October 31, 2011 remain subject to examination by the Internal Revenue Service as of October 31, 2011.

(G) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(H) Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including accounts payable, notes payable- shareholder, and shareholder loans approximate fair value due to the relatively short period to maturity for this instrument.

(I) Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on the Company’s net loss or cash flows.

(J) Recent Accounting Pronouncements

ASU No. 2011-03; Reconsideration of Effective Control for Repurchase Agreements. In April, 2011, the FASB issued ASU No. 2011-03. The amendments in this ASU remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.

ROCKFORD MINERALS, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2011 AND 2010

The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-04; Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. In May, 2011, the FASB issued ASU No. 2011-04. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted.

The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-05; Amendments to Topic 220, Comprehensive Income. In June, 2011, the FASB issued ASU No. 2011-05. Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. Due to the recency of this pronouncement, the Company is evaluating its timing of adoption of ASU 2011-05, but will adopt the ASU retrospectively by the due date.

ROCKFORD MINERALS, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2011 AND 2010

On September 15, 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other, which simplifies how an entity is required to test goodwill for impairment. This ASU would allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment.  The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

NOTE 2	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the exploration stage with minimal operations, has a net loss of $152,729 since inception and has used cash from operations of $101,256 from inception. In addition, there is a working capital deficiency and stockholders’ deficiency of $58,775 as of October 31, 2011. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3	NOTES PAYABLE - SHAREHOLDER

For the year ended October 31, 2011, the CFO paid $34,874 of expenses on behalf of the Company. Pursuant to the terms of the note agreements, the amount is non-interest bearing, unsecured and due on demand (See Note 6).

For the year ended October 31, 2009, the CEO loaned $6,500 to the Company. This loan is non interest bearing, unsecured, and due on demand (See Note 6).

For the year ended October 31, 2008, the CEO loaned $18,503 to the Company. This loan is non interest bearing, unsecured, and due on demand (See Note 6).

ROCKFORD MINERALS, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2011 AND 2010

For the year ended October 31, 2009, the CEO was repaid $25,500 by the Company which included $497 of interest (See Note 6).

For the year ended October 31, 2011, the Company recorded $677 of imputed interest related to shareholder loans and notes payable as an in-kind contribution (See Note 5 and 6).

For the year ended October 31, 2009, the Company recorded $977 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 5 and 6).

NOTE 4	SHAREHOLDER LOANS

For the year ended October 31, 2011, the CFO paid $4,934 of expenses on behalf of the Company and was repaid $1,692 (See Note 6). Pursuant to the terms of the loans, the remaining balance of $3,242 is non interest bearing, unsecured and due on demand.

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

In kind contribution of services and interest

For the year ended October 31, 2011, the CEO and CFO of the Company contributed services having a fair value of $6,240(See Note 6).

For the year ended October 31, 2011, the Company recorded $677 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 6).

For the year ended October 31, 2009, the Company recorded $977 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 6).

ROCKFORD MINERALS, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2011 AND 2010

For the year ended October 31, 2010, the CEO and CFO of the Company contributed services having a fair value of $6,240 (See Note 6).

For the year ended October 31, 2009, the CEO and CFO of the Company contributed services having a fair value of $6,240 (See Note 6).

For the year ended October 31, 2008, the CEO and CFO of the Company contributed services having a fair value of $6,240 (See Note 6).

For the period from October 29, 2007 (inception) through October 31, 2007, two shareholders of the Company contributed service having a fair value of $1,340 (See Note 6).

NOTE 6 RELATED PARTY TRANSACTIONS

For the year ended October 31, 2008, the CEO loaned $18,503 to the Company. This loan is non interest bearing, unsecured, and due on demand (See Note 3).

For the year ended October 31, 2009, the CEO loaned $6,500 to the Company. This loan is non interest bearing, unsecured, and due on demand (See Note 3).

For the year ended October 31, 2009, the CEO was repaid $25,500 by the Company, which included $497 on interest (See Note 3).

For the year ended October 31, 2011, the CFO paid $34,874 of expenses on behalf of the Company. Pursuant to the terms of the note agreements, the amount is non-interest bearing, unsecured and due on demand (See Note 3).

For the year ended October 31, 2011, the CFO paid $4,934 of expenses on behalf of the Company and was repaid $1,692 (See Note 4). Pursuant to the terms of the loans the remaining balance of $3,242 is non interest bearing, unsecured and due on demand.

For the year ended October 31, 2009, the Company recorded $977 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 3 and 5).

For the year ended October 31, 2011, the Company recorded $677 of imputed interest related to shareholder loans and notes payable as an in-kind contribution (See Note 3 and 5).

For the year ended October 31, 2011, the CEO and CFO of the Company contributed services having a fair value of $6,240 (See Note 5).

ROCKFORD MINERALS, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2011 AND 2010

For the year ended October 31, 2010, the CEO and CFO of the Company contributed services having a fair value of $6,240 (See Note 5).

For the year ended October 31, 2009, the CEO and CFO of the Company contributed services having a fair value of $6,240 (See Note 5).

For the year ended October 31, 2008, the CEO and CFO of the Company contributed services having a fair value of $6,240 (See Note 5).

For the period from October 29, 2007 (inception) through October 31, 2007, the CEO and CFO of the Company contributed service having a fair value of $1,340 (See Note 5).

NOTE 7 SUBSEQUENT EVENTS

Subsequent to October 31, 2011, the CFO loaned an additional $4,000 to the Company to pay Company expenses, and was reimbursed $6,757. These loans are non-interest bearing, unsecured and due on demand.

On December 11, 2011, the Company issued 146,883 shares of common stock for cash of $14,688 ($0.10 per share).

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

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of October 31, 2011.  This evaluation was conducted by our Treasurer, Secretary, and principal financial and accounting officer.

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

Item 9(B).  Other Information.

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The directors and executive officers of the Company are:

Name	Age	Position

Stephen Dewingaerde	64	Director and President
369 Shuter Street
Scarborough, Ontario M5A 1X2
Canada

Gregory J. Neely	39	Director, Treasurer and Secretary
369 Shuter Street
Toronto, Ontario M5A 1X2
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

Item 11.   Executive Compensation.

All executive officers, for services in all capacities to the Company, received the following compensation during the fiscal years ended October 31, 2011 and 2010.

					Long-Term Compensation(2)
		Annual compensation(1)			Awards		Payouts
Name and Principal Position	Fiscal Year	Salary(1)	Bonus	Other Annual Compensation	Restricted Stock Awards(2)	Securities Underlying Options/ SARs	LTIP Payouts	All Other Compensation
Stephen Dewingaerde,	2010	$0	$0	$0	$0	$0	$0	$0
President and Director	2011	$0	$0	$0	$0	$0	$0	$0

Gregory J. Neely,	2010	$0	$0	$0	$0	$0	$0	$0
Secretary, Treasurer and Director	2011	$0	$0	$0	$0	$0	$0	$0

_______________________________________

(1)	Personal benefits received by the Company’s executive officers are valued below the levels which would otherwise require disclosure under the rules of the U.S. Securities and Exchange Commission.

(2)	The Company does not currently provide any contingent or deferred forms of compensation arrangements, annuities, pension or retirement benefits.

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

Board Compensation

Directors of the Company have not received any compensation in their capacity as directors during the fiscal years ended October 31, 2011 and 2010.

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

______________________________

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

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

During the fiscal year ended October 31, 2011, Mr. Gregory Neely loaned $34,874 to the Company. The amount due is non-interest bearing, unsecured and due on demand.

During December 2011, the Company sold 146,883 shares of restricted Common Stock for $14,688 at $.10 per share in reliance upon Regulation S under the Securities Act of 1933.

During December 2011, Mr. Gregory Neely, a director and officer of the Company was reimbursed $6,757 for previous advances to the Company, and he subsequently advanced an additional $4,000 to the Company.

Item 14.  Principal Accounting Fees and Services.

The aggregate fees billed by our principal accounting firm for fees billed for fiscal years ended October 31, 2011 and 2010, are as follows:

Name	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees
Webb & Company, P. A. for fiscal year ended October 31, 2010	$9,881	$0	$0	$0

Webb & Company, P. A. for fiscal year ended October 31, 2011	$13,311	$0	$0	$0

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

Rockford Minerals Inc.

Date: February 13, 2012	By:	/s/ Stephen Dewingaerde
Stephen Dewingaerde
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Rockford Minerals Inc.

Date: : February 13, 2012	By:	/s/ Stephen Dewingaerde
Stephen Dewingaerde
President and Director

	By:	/s/ Gregory J. Neely
Gregory J. Neely
Treasurer, chief financial officer and accounting officer, and Director

