Form 10-Q
period 2012-01-31
ROCKFORD MINERALS INC /FI
filed 2012-03-21
CIK 844538

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	For the quarterly period ended January 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,146,883 shares of common stock at March 13, 2012.

ROCKFORD MINERALS INC.

INDEX

PART	I -	FINANCIAL INFORMATION

Item	1.	Financial Statements:

	Condensed Balance Sheets as of January 31, 2012
	(unaudited) and October 31, 2011		3

	Condensed Statements of Operations for the three months
	ended January 31, 2012 and 2011, and for the period from October 29, 2007 (inception) to January 31, 2012
	(Unaudited)		4

	Condensed Statement of Changes in Stockholders’
	Equity/(Deficiency) for the period from October 29, 2007 (inception) to January 31, 2012
	(Unaudited)		5

	Condensed Statements of Cash Flows for the three months ended January 31, 2012 and 2011, and for the period from October 29, 2007 (inception) to January 31, 2012 (Unaudited)		6

	Notes to Condensed Financial Statements (Unaudited)		7

Item	2.	Management's Discussion and Analysis of Financial Condition and
		Results of Operations	16

Item	3.	Quantitative and Qualitative Disclosure About Market Risk	18

Item	4.	Controls and Procedures	18

PART	II-	OTHER INFORMATION

Item	1.	Legal Proceedings	19

Item	1A.	Risk Factors (not applicable)	19

Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item	3.	Defaults Upon Senior Securities	19

Item	4.	[Removed and Reserved]	19

Item	5.	Other Information	19

Item	6.	Exhibits	20

Signatures			21

Item 1. Financial Statements

Rockford Minerals, Inc.
(An Exploration Stage Company)
Condensed Balance Sheets

ASSETS

	January 31, 2012	October 31, 2011
	(Unaudited)

Current Assets
Cash	$496	$2,860

Total Assets	$496	$2,860

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$27,549	$23,519
Notes payable - shareholder	35,874	34,874
Shareholder loans	369	3,242
Total Liabilities	63,792	61,635

Commitments and Contingencies	-	-

Stockholders' Deficiency
Common stock, $0.001 par value; 100,000,000 shares authorized,
10,146,883 and 10,000,000 shares issued and outstanding, respectively	10,147	10,000
Additional paid-in capital	100,656	83,954
Accumulated Deficit During the Exploration Stage	(174,099)	(152,729)
Total Stockholders' Deficiency	(63,296)	(58,775)

Total Liabilities and Stockholders' Deficiency	$496	$2,860

See accompanying notes to condensed unaudited financial statements

Rockford Minerals, Inc.

(An Exploration Stage Company)

 Condensed Statements of Operations

 (Unaudited)

	For the Three Months Ended January 31,		For the Period From
	2012	2011	October 29, 2007 (Inception) to January 31, 2012

Operating Expenses
Mining development rights	$-	$-	$15,297
Professional fees	14,646	2,958	114,075
General and administrative	6,123	2,000	41,722
Total Operating Expenses	20,769	4,958	171,094

Loss from Operations	(20,769)	(4,958)	(171,094)

Other Expense
Interest Expense	(601)	-	(2,751)
Loss on Exchange	-	-	(254)
Total Other Expenses	(601)	-	(3,005)

Loss from Operations Before Provision for Income Taxes	(21,370)	(4,958)	(174,099)

Provision for Income Taxes	-	-	-

Net Loss	$(21,370)	$(4,958)	$(174,099)

Net Loss Per Share - Basic and Diluted	$-	$-

Weighted average number of shares outstanding
during the period - Basic and Diluted	10,082,319	10,000,000

See accompanying notes to condensed unaudited financial statements

Rockford Minerals, Inc.

(An Exploration Stage Company)

Condensed Statement of Changes in Stockholders' Equity/(Deficiency)

For the Period From October 29, 2007 (Inception) to January 31, 2012

(Unaudited)

	Common stock
	$.001 Par Value
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit during	Total Stockholders' Equity (Deficiency)

Balance October 29, 2007 (Inception)	-	$-	$-	$-	$-

In kind contribution of services	-	-	1,340	-	1,340

Net loss for the period October 29, 2007 (Inception ) to October 31, 2007	-	-	-	(1,340)	(1,340)

Balance October 31, 2007	-	-	1,340	(1,340)	-

Common stock issued to founder ($0.001/Sh)	6,000,000	6,000	-	-	6,000

In kind contribution of services	-	-	6,240	-	6,240

Net loss October 31, 2008	-	-	-	(22,879)	(22,879)

Balance October 31, 2008	6,000,000	6,000	7,580	(24,219)	(10,639)

Common stock issued for cash ($0.015/Sh)	3,000,000	3,000	42,000	-	45,000

In kind contribution of services	-	-	6,240	-	6,240

In kind contribution of interest	-	-	977	-	977

Net loss October 31, 2009	-	-	-	(24,694)	(24,694)

Balance October 31, 2009	9,000,000	9,000	56,797	(48,913)	16,884

Common stock issued for cash ($0.015/Sh)	1,000,000	1,000	14,000	-	12,000

Collection of subscription receivable	-	-	-	-	3,000

In kind contribution of services	-	-	6,240	-	6,240

Net loss October 31, 2010	-	-	-	(41,541)	(41,541)

Balance October 31, 2010	10,000,000	10,000	77,037	(90,454)	(3,417)

In kind contribution of services	-	-	6,240	-	6,240

In kind contribution of interest	-	-	677	-	677

Net loss October 31, 2011	-	-	-	(62,275)	(62,275)

Balance October 31, 2011	10,000,000	10,000	83,954	(152,729)	(58,775)

Common stock issued for cash ($0.10/Sh)	146,883	147	14,541	-	14,688

In kind contribution of services	-	-	1,560	-	1,560

In kind contribution of interest	-	-	601	-	601

Net loss for the three months ended January 31, 2012	-	-	-	(21,370)	(21,370)

Balance January 31, 2012	10,146,883	$10,147	$100,656	$(174,099)	$(63,296)

See accompanying notes to condensed unaudited financial statements

Rockford Minerals, Inc.

(An Exploration Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended January 31,		For the Period From
	2012	2011	October 29, 2007 (Inception) to January 31, 2012
Cash Flows From Operating Activities:
Net Loss	$(21,370)	$(4,958)	$(174,099)
Adjustment to reconcile net loss to net cash used in operations
In kind contribution of services	1,560	1,560	27,860
In-kind contribution of interest	601	-	2,255
Changes in operating assets and liabilities:
Increase in accounts payable	4,030	(13,556)	27,549
Net Cash Used In Operating Activities	(15,179)	(16,954)	(116,435)

Cash Flows From Financing Activities:
Proceeds from notes payable - shareholder	1,000	-	60,875
Repayment of notes payable - shareholder	-	-	(25,003)
Proceeds from shareholder loans	3,000	414	7,936
Repayment of shareholder loans	(5,873)	-	(7,565)
Proceeds from issuance of common stock	14,688	-	80,688
Net Cash Provided by Financing Activities	12,815	414	116,931

Net Increase (Decrease) in Cash	(2,364)	(16,540)	496

Cash at Beginning of Period/Year	2,860	17,137	-

Cash at End of Period/Year	$496	$597	$496

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$497
Cash paid for taxes	$-	$-	$-

See accompanying notes to condensed unaudited financial statements

ROCKFORD MINERALS, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JANUARY 31, 2012

UNAUDITED

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

AS OF JANUARY 31, 2012

UNAUDITED

(C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Cash includes deposits at foreign financial institutions which are not covered by FDIC. As of January 31, 2012 and October 31, 2011, the Company held $496 and $2,860, respectively, of US funds in a Canadian bank.

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

(E) Loss Per Share

Basic income per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification No. 260, Earnings Per Share. As of January 31, 2012 and 2011, there were no common share equivalents outstanding.

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

AS OF JANUARY 31, 2012

UNAUDITED

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

(J) Recent Accounting Pronouncements

In June, 2011, the FASB issued ASU No. 2011-05, which amends ASC Topic 220, Comprehensive Income. Under the amendment, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this ASU should be applied retrospectively.

ROCKFORD MINERALS, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JANUARY 31, 2012

UNAUDITED

Additionally, the FASB issued a second amendment to ASC Topic 220 in December 2011, ASU No. 2011-12, which allows companies the ability to defer certain aspects of ASU 2011-05. For public entities, these amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amendments do not require any transition disclosures.

On September 15, 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other, which simplifies how an entity is required to test goodwill for impairment. This ASU will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment.  The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted.

NOTE 2       GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company is in the exploration stage with minimal operations, has a net loss of $174,099 since inception and has used cash from operations of $116,435 from inception. In addition, there is a working capital deficiency and stockholders’ deficiency of $63,296 as of January 31, 2012. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3       NOTES PAYABLE - SHAREHOLDER

During the three months ended January 31, 2012, the CFO loaned an additional $1,000 to the Company to pay Company expenses. The loan is non-interest bearing, unsecured and due on demand (See Note 6).

For the year ended October 31, 2011, the CFO paid $34,874 of expenses on behalf of the Company. Pursuant to the terms of the note agreements, the amount is non-interest bearing, unsecured and due on demand (See Note 6).

ROCKFORD MINERALS, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JANUARY 31, 2012

UNAUDITED

For the year ended October 31, 2009, the CEO loaned $6,500 to the Company. This loan isnon interest bearing, unsecured, and due on demand (See Note 6).

For the year ended October 31, 2008, the CEO loaned $18,503 to the Company. This loan isnon interest bearing, unsecured, and due on demand (See Note 6).

For the year ended October 31, 2009, the CEO was repaid $25,500 by the Company which included $497 of interest (See Note 6).

For the year ended October 31, 2011, the Company recorded $677 of imputed interest related to shareholder loans and notes payable as an in-kind contribution (See Notes 5 and 6).

For the year ended October 31, 2009, the Company recorded $977 of imputed interest related to shareholder loans payable as an in-kind contribution (See Notes 5 and 6).

NOTE 4       SHAREHOLDER LOANS

During the three months ended January 31, 2012, the CFO paid an additional $3,000 of expenses on behalf of the company and was reimbursed $5,873. The loans are non-interest bearing, unsecured and due on demand (See Note 6).

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

AS OF JANUARY 31, 2012

UNAUDITED

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

In kind contribution of services and interest

For the three months ended January 31, 2012, the CEO and CFO of the Company contributed services having a fair value of $1,560 (See Note 6).

For the year ended October 31, 2011, the CEO and CFO of the Company contributed services having a fair value of $6,240(See Note 6).

For the three months ended January 31, 2012, the Company recorded $601 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 6).

For the year ended October 31, 2011, the Company recorded $677 of imputed interest related to shareholder loans payable as an in-kind contribution (See Notes 3 and 6).

For the year ended October 31, 2009, the Company recorded $977 of imputed interest related to shareholder loans payable as an in-kind contribution (See Notes 3 and 6).

For the year ended October 31, 2010, the CEO and CFO of the Company contributed services having a fair value of $6,240 (See Note 6).

ROCKFORD MINERALS, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JANUARY 31, 2012

UNAUDITED

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

NOTE 6       RELATED PARTY TRANSACTIONS

For the three months ended January 31, 2012, the Company recorded $601 of imputed interest related to shareholder loans and notes payable as an in-kind contribution (See Note 5).

For the three months ended January 31, 2012, the CEO and CFO of the Company contributed services having a fair value of $1,560 (See Note 5).

During the three months ended January 31, 2012, the CFO loaned an additional $1,000 to the Company to pay Company expenses. The loan is non-interest bearing, unsecured and due on demand (See Note 3).

During the three months ended January 31, 2012, the CFO paid an additional $3,000 of expenses on behalf of the company and was reimbursed $5,873. The loans are non-interest bearing, unsecured and due on demand (See Note 4).

For the year ended October 31, 2011, the CFO paid $34,874 of expenses on behalf of the Company. Pursuant to the terms of the note agreements, the amount is non-interest bearing, unsecured and due on demand (See Note 3).

ROCKFORD MINERALS, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JANUARY 31, 2012

UNAUDITED

For the year ended October 31, 2011, the CFO paid $4,934 of expenses on behalf of the Company and was repaid $1,692 (See Note 4). Pursuant to the terms of the loans the remaining balance of $3,242 is non interest bearing, unsecured and due on demand.

For the year ended October 31, 2011, the Company recorded $677 of imputed interest related to shareholder loans and notes payable as an in-kind contribution (See Notes 3 and 5).

For the year ended October 31, 2011, the CEO and CFO of the Company contributed services having a fair value of $6,240 (See Note 5).

For the year ended October 31, 2010, the CEO and CFO of the Company contributed services having a fair value of $6,240 (See Note 5).

For the year ended October 31, 2009, the CEO loaned $6,500 to the Company. This loan is on interest bearing, unsecured, and due on demand (See Note 3).

For the year ended October 31, 2009, the CEO was repaid $25,500 by the Company, which included $497 on interest (See Note 3).

For the year ended October 31, 2009, the Company recorded $977 of imputed interest related to shareholder loans payable as an in-kind contribution (See Notes 3 and 5).

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

AS OF JANUARY 31, 2012

UNAUDITED

For the period from October 29, 2007 (inception) through October 31, 2007, the CEO and CFO of the Company contributed service having a fair value of $1,340 (See Note 5).

NOTE 7       SUBSEQUENT EVENT

Subsequent to January 31, 2012, a shareholder loaned an additional $7,096 to the Company to pay Company expenses. These loans are non-interest bearing, unsecured and due on demand.

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

Results of Operations for the Three Months ended January 31, 2012 compared to the Three Months ended January 31, 2011

Mining Development Rights. During the three month periods ended January 31, 2012, and 2011, the Company did not incur any costs to develop its mineral rights.

Professional Fees. During the three months period ended January 31, 2012, the Company incurred $14,646 in professional fees compared to $2,958 for the three month period ended January 31, 2011, an increase of 395%. Professional fees were paid primarily to the attorneys and accountants of the Company for legal compliance and SEC public company registration and reporting requirements.

General and Administrative Expenses. During the three month period ended January 31, 2012, the Company incurred $6,123 of general and administrative expenses compared to $2,000 during the three month period ended January 31, 2011, an increase of 206% in general administrative expenses. The general and administrative costs were comprised of administrative expenses including filing fees and in kind contribution of services.

Net Loss. During the three month period ended January 31, 2012, the Company incurred a net loss of $21,370 compared to a net loss of $4,958 during the three month period ended January 31, 2011, an increase in net loss of 318%.

Revenues. We have not earned any revenues since our incorporation on October 29, 2007, through January 31, 2012.  We do not anticipate producing revenues unless we enter into commercial production on our Rockford Lode mining claim, which is doubtful.  We can provide no assurance that we will discover economic mineralization on the Rockford Lode claim, or if such minerals are discovered, that we will enter into commercial production.

Liquidity and Capital Resources

Since inception, we have financed our cash requirements from cash generated from the sale of common stock and advances from related parties.

Since inception through to and including January 31, 2012, we have raised $80,688 through private placements of our common stock.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. Therefore, there is substantial doubt of the Company’s ability to continue as a going concern. If we are unable to achieve the financing necessary to continue the plan of operations, then we will not be able to continue our exploration of our mineral claims as the Company’s sources of cash are not adequate for the next twelve months and our business plans will fail.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet transactions, arrangements, or obligations that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity, or capital resources.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements. Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment as estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect in our condensed results of operations, financial position or liquidity for the periods presented in this report.

Recent Accounting Pronouncements

In June, 2011, the FASB issued ASU No. 2011-05, which amends ASC Topic 220, Comprehensive Income. Under the amendment, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this ASU should be applied retrospectively.

Additionally, the FASB issued a second amendment to ASC Topic 220 in December 2011, ASU No. 2011-12, which allows companies the ability to defer certain aspects of ASU 2011-05. For public entities, these amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amendments do not require any transition disclosures.

On September 15, 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other, which simplifies how an entity is required to test goodwill for impairment. This ASU will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment.  The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted.

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

None

ITEM 1A. RISK FACTORS

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 11, 2011, the Company issued 146,883 shares of its Common Stock for $14,688 ($0.10 per share) to one non - United States resident purchases in reliance upon Regulation S under the Securities Act of 1933.

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

March 20, 2012

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

