Form 10-K/A
period 2010-10-31
ROCKFORD MINERALS INC /FI
filed 2012-03-26
CIK 844538

U.S. Securities and Exchange Commission

Washington, D.C. 20549

AMENDMENT NO. 2

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

Explanatory Note

 This amendment to the Form 10-K annual report of Rockford Minerals, Inc. is being filed to update its disclosures based upon the comments received from the  U.S. Securities and Exchange Commission regarding its Form 10 registration statement, and amends Item 9A thereof.

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

(D) Property and Equipment, Mining Properties (Acquisition, Exploration and Development Costs)

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

For the year ended October 31, 2009, the CFO loaned $6,500 to the Company.  This loan is non interest bearing, not collateralized, and due on demand (See Note 5).

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

ROCKFORD MINERALS, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2010 AND 2009

In kind contribution of services

For the year ended October 31, 2010 the CEO and CFO of the Company contributed services having a fair value of $6,240 (See Note 5).

For the year ended October 31, 2009 the CEO and CFO of the Company contributed services having a fair value of $6,240 (See Note 5).

For the year ended October 31, 2008 the CEO and CFO of the Company contributed services having a fair value of $6,240 (See Note 5).

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

For the year ended October 31, 2010 the CEO and CFO of the Company contributed services having a fair value of $6,240 (See Note 4).

For the year ended October 31, 2009 the CEO and CFO of the Company contributed services having a fair value of $6,240 (See Note 4).

For the year ended October 31, 2008 the CEO and CFO of the Company contributed services having a fair value of $6,240 (See Note 4).

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

Rockford Minerals Inc.

Date: March 22, 2012	By:	/s/ Stephen Dewingaerde
Stephen Dewingaerde
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Rockford Minerals Inc.

Date: March 22, 2012	By:	/s/ Stephen Dewingaerde
Stephen Dewingaerde
President and Director

	By:	/s/ Gregory J. Neely
Gregory J. Neely
Treasurer, chief financial officer and accounting officer, and Director