Form 10-Q
period 2012-04-30
ROCKFORD MINERALS INC /FI
filed 2012-06-21
CIK 844538

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	For the quarterly period ended April 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,296,683 shares of common stock at June 15, 2012.

ROCKFORD MINERALS INC.

INDEX

PART	I -	FINANCIAL INFORMATION

Item	1.	Financial Statements:

		Condensed Balance Sheets as of April 30, 2012 (Unaudited) and October 31, 2011	4

		Condensed Statements of Operations for the three months and six months ended April 30, 2012 and 2011, and for the period from October 29, 2007 (inception) to April 30, 2012 (Unaudited)	5

		Condensed Statement of Changes in Stockholders’ Equity/(Deficiency) for the period from October 29, 2007 (inception) to April 30, 2012 (Unaudited)	6

		Condensed Statements of Cash Flows for the six months ended April 30, 2012 and 2011, and for the period from October 29, 2007 (inception) to April 30, 2012 (Unaudited)	7

		Notes to Condensed Financial Statements (Unaudited)	8

Item	2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item	3.	Quantitative and Qualitative Disclosure About Market Risk	18

Item	4.	Controls and Procedures	18

PART	II-	OTHER INFORMATION

Item	1.	Legal Proceedings	19

Item	1A.	Risk Factors (not applicable)	19

Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item	3.	Defaults Upon Senior Securities	19

Item	4.	Mine Safety Disclosures	19

Item	5.	Other Information	19

Item	6.	Exhibits	19

Signatures			20

Item 1.	Financial Statements

ROCKFORD MINERALS, INC.

(AN EXPLORATION STAGE COMPANY)

CONTENTS

PAGE	4	CONDENSED BALANCE SHEETS AS OF APRIL 30, 2012(UNAUDITED) AND AS OF OCTOBER 31, 2011

PAGE	5	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2012 AND 2011, AND FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO APRIL 30,2012 (UNAUDITED)

PAGE	6	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIENCY) FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO APRIL 30, 2012 (UNAUDITED)

PAGE	7	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED APRIL 30, 2012 AND 2011, AND FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO APRIL 30,2012 (UNAUDITED)

PAGES	8- 14	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Rockford Minerals, Inc.
(An Exploration Stage Company)
Condensed Balance Sheets

ASSETS

	April 30, 2012	October 31, 2011
	(Unaudited)

Current Assets
Cash	$1,515	$2,860

Total Assets	$1,515	$2,860

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$36,340	$23,519
Notes payable - shareholder	42,967	34,874
Shareholder loans	1,799	3,242
Total Liabilities	81,106	61,635

Commitments and Contingencies	-	-

Stockholders' Deficiency
Common stock, $0.001 par value; 100,000,000 shares authorized,
10,146,883 and 10,000,000 shares issued and outstanding, respectively	10,147	10,000
Additional paid-in capital	102,943	83,954
Accumulated Deficit During the Exploration Stage	(192,681)	(152,729)
Total Stockholders' Deficiency	(79,591)	(58,775)

Total Liabilities and Stockholders' Deficiency	$1,515	$2,860

See accompanying notes to condensed unaudited financial statements

Rockford Minerals, Inc.
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)

					For the Period From
	For the Three Months Ended April 30,		For the Six Months Ended April 30,		October 29, 2007 (Inception) to
	2012	2011	2012	2011	April 30, 2012

Operating Expenses
Mining development rights	$-	$-	$-	$-	$15,297
Professional fees	12,880	18,412	27,526	21,370	126,955
General and administrative	4,975	2,457	11,098	4,457	46,697
Total Operating Expenses	17,855	20,869	38,624	25,827	188,949

Loss from Operations	(17,855)	(20,869)	(38,624)	(25,827)	(188,949)

Other Expense
Interest Expense	(726)	-	(1,328)	-	(3,478)
Loss on Exchange	-	-	-	-	(254)
Total Other Expenses	(726)	-	(1,328)	-	(3,732)

Loss from Operations Before Provision for Income Taxes	(18,581)	(20,869)	(39,952)	(25,827)	(192,681)

Provision for Income Taxes	-	-	-	-	-

Net Loss	$(18,581)	$(20,869)	$(39,952)	$(25,827)	$(192,681)

Net Loss Per Share - Basic and Diluted	$-	$-	$-	$-

Weighted average number of shares outstanding
during the period - Basic and Diluted	10,146,883	10,000,000	10,114,423	10,000,000

See accompanying notes to condensed unaudited financial statements

Rockford Minerals, Inc.
(An Exploration Stage Company)
Condensed Statement of Changes in Stockholders' Equity/(Deficiency)
For the Period From October 29, 2007 (Inception) to April 30, 2012
(Unaudited)

	Common stock			Accumulated	Total
	$.001 Par Value		Additional	Deficit during	Stockholders’
			Paid-in	exploration	Equity
	Shares	Amount	Capital	stage	(Deficiency)

Balance October 29, 2007 (Inception)	-	$-	$-	$-	$-

In kind contribution of services	-	-	1,340	-	1,340

Net loss for the period October 29, 2007 (Inception ) to October 31, 2007	-	-	-	(1,340)	(1,340)

Balance October 31, 2007	-	-	1,340	(1,340)	-

Common stock issued to founder ($0.001/Sh)	6,000,000	6,000	-	-	6,000

In kind contribution of services	-	-	6,240	-	6,240

Net loss October 31, 2008	-	-	-	(22,879)	(22,879)

Balance October 31, 2008	6,000,000	6,000	7,580	(24,219)	(10,639)

Common stock issued for cash ($0.015/Sh)	3,000,000	3,000	42,000	-	45,000

In kind contribution of services	-	-	6,240	-	6,240

In kind contribution of interest	-	-	977	-	977

Net loss October 31, 2009	-	-	-	(24,694)	(24,694)

Balance October 31, 2009	9,000,000	9,000	56,797	(48,913)	16,884

Common stock issued for cash ($0.015/Sh)	1,000,000	1,000	14,000	-	12,000

Collection of subscription receivable	-	-	-	-	3,000

In kind contribution of services	-	-	6,240	-	6,240

Net loss October 31, 2010	-	-	-	(41,541)	(41,541)

Balance October 31, 2010	10,000,000	10,000	77,037	(90,454)	(3,417)

In kind contribution of services	-	-	6,240	-	6,240

In kind contribution of interest	-	-	677	-	677

Net loss October 31, 2011	-	-	-	(62,275)	(62,275)

Balance October 31, 2011	10,000,000	10,000	83,954	(152,729)	(58,775)

Common stock issued for cash ($0.10/Sh)	146,883	147	14,541	-	14,688

In kind contribution of services	-	-	3,120	-	3,120

In kind contribution of interest	-	-	1,328	-	1,328

Net loss for the six months ended April 30 , 2012	-	-	-	(39,952)	(39,952)

Balance April 30, 2012	10,146,883	$10,147	$102,943	$(192,681)	$(79,591)

See accompanying notes to condensed unaudited financial statements

Rockford Minerals, Inc.
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			For the Period From
	For the Six Months Ended April 30,		October 29, 2007 (Inception)
	2012	2011	to April 30, 2012
Cash Flows From Operating Activities:
Net Loss	$(39,952)	$(25,827)	$(192,681)
Adjustment to reconcile net loss to net cash used in operations
In kind contribution of services	3,120	3,120	29,420
In-kind contribution of interest	1,328	-	2,982
Changes in operating assets and liabilities:
Increase in accounts payable	12,821	5,718	36,340
Net Cash Used In Operating Activities	(22,683)	(16,989)	(123,939)

Cash Flows From Financing Activities:
Proceeds from notes payable - shareholder	8,093	-	67,970
Repayment of notes payable - shareholder	-	-	(25,003)
Proceeds from shareholder loans	4,430	1,115	9,364
Repayment of shareholder loans	(5,873)	-	(7,565)
Proceeds from issuance of common stock	14,688	-	80,688
Net Cash Provided by Financing Activities	21,338	1,115	125,454

Net Increase (Decrease) in Cash	(1,345)	(15,874)	1,515

Cash at Beginning of Period	2,860	17,137	-

Cash at End of Period	$1,515	$1,263	$1,515

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$497
Cash paid for taxes	$-	$-	$-

See accompanying notes to condensed unaudited financial statements

ROCKFORD MINERALS, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF APRIL 30, 2012

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

Cash includes deposits at foreign financial institutions which are not covered by FDIC. As of April 30, 2012 and October 31, 2011, the Company held $1,515 and $2,860, respectively, of US funds in a Canadian bank.

ROCKFORD MINERALS, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF APRIL 30, 2012

(UNAUDITED)

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

(E) Loss Per Share

Basic income per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification No. 260, Earnings Per Share. As of April 30, 2012 and 2011, there were no common share equivalents outstanding.

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

AS OF APRIL 30, 2012

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

(J) Recent Accounting Pronouncements

In December 2011, FASB issued Accounting Standards Update 2011-11, Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, we do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

NOTE 2	GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company is in the exploration stage with minimal operations, has a net loss of $192,681 since inception and has used cash from operations of $123,939 from inception. In addition, there is a working capital deficiency and stockholders’ deficiency of $79,591 as of April 30, 2012. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ROCKFORD MINERALS, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF APRIL 30, 2012

(UNAUDITED)

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE3	NOTES PAYABLE - SHAREHOLDER

During the six months ended April 30,2012, the CFO loaned an additional $8,093 to the Company to pay Company expenses. The loan is non-interest bearing, unsecured and due on demand (See Note 6).

For the year ended October 31, 2011,the CFO paid $34,874 of expenses on behalf of the Company. Pursuant to the terms of the note agreements, the amount is non-interest bearing, unsecured and due on demand (See Note 6).

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

During the six months ended April 30, 2012, the CFO paid an additional $4,430 of expenses on behalf of the company and was reimbursed $5,873. The loans are non-interest bearing, unsecured and due on demand (See Note 6).

For the year ended October 31, 2011, the CFO paid $4,934 of expenses on behalf of the Company and was repaid $1,692 (See Note 6). Pursuant to the terms of the loans, the remaining balance of $3,242 is non interest bearing, unsecured and due on demand.

ROCKFORD MINERALS, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF APRIL 30, 2012

(UNAUDITED)

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

In kind contribution of services and interest

For the six months ended April 30, 2012, the CEO and CFO of the Company contributed services having a fair value of $3,120 (See Note 6).

For the year ended October 31, 2011,the CEO and CFO of the Company contributed services having a fair value of $6,240(See Note 6).

For the six months ended April 30, 2012, the Company recorded $1,328 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 6).

For the year ended October 31, 2011, the Company recorded $677 of imputed interest related to shareholder loans payable as an in-kind contribution (See Notes 3 and 6).

For the year ended October 31, 2009, the Company recorded $977 of imputed interest related to shareholder loans payable as an in-kind contribution (See Notes 3 and 6).

For the year ended October 31, 2010,the CEO and CFO of the Company contributed services having a fair value of $6,240 (See Note 6).

For the year ended October 31, 2009,the CEO and CFO of the Company contributed services having a fair value of $6,240 (See Note 6).

ROCKFORD MINERALS, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF APRIL 30, 2012

(UNAUDITED)

For the year ended October 31, 2008, the CEO and CFO of the Company contributed services having a fair value of $6,240 (See Note 6).

For the period from October 29, 2007 (inception) through October 31, 2007, the CEO and CFO of the Company contributed service having a fair value of $1,340 (See Note 6).

NOTE 6	RELATED PARTY TRANSACTIONS

For the six months ended April 30, 2012, the Company recorded $1,328 of imputed interest related to shareholder loans and notes payable as an in-kind contribution (See Note 5).

For the six months ended April 30, 2012, the CEO and CFO of the Company contributed services having a fair value of $3,120 (See Note 5).

During the six months ended April 30, 2012, the CFO loaned an additional $8,093 to the Company to pay Company expenses. The loan is non-interest bearing, unsecured and due on demand (See Note 3).

During the six months ended April 30, 2012, the CFO paid an additional $4,430 of expenses on behalf of the company and was reimbursed $5,873. The loans are non-interest bearing, unsecured and due on demand (See Note 4).

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

For the year ended October 31, 2009, the CEO loaned $6,500 to the Company. This loan ison interest bearing, unsecured, and due on demand (See Note 3).

For the year ended October 31, 2009, the CEO was repaid $25,500 by the Company, which included $497 of interest (See Note 3).

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

NOTE7	SUBSEQUENT EVENTS

Subsequent to April 30, 2012, a shareholder loaned an additional $1,682 to the Company to pay Company expenses and was repaid $3,189. These loans are non-interest bearing, unsecured and due on demand .

In May 2012, the Company issued 99,900 shares of common stock for $9,900 ($0.10 per share).

In June 2012, the Company issued 49,900 shares of common stock for $4,990 ($0.10 per share).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Results of Operations for the three months ended April 30, 2012 compared to the three months ended April 30, 2011

 Mining Development Rights. During the three month periods ended April 30, 2012, and 2011, the Company did not incur any costs to develop its mineral rights.

Professional Fees. During the three months period ended April 30, 2012, the Company incurred $12,880 in professional fees compared to $18,412 for the three month period ended April 30, 2011, a decrease of 30%. Professional fees were paid primarily to the attorneys and accountants of the Company for legal compliance and SEC public company registration and reporting requirements.

General and Administrative Expenses. During the three month period ended April 30, 2012, the Company incurred $4,975 of general and administrative expenses compared to $2,457 during the three month period ended April 30, 2011, an increase of 102% in general administrative expenses. The general and administrative costs were comprised of administrative expenses including filing fees and including contribution of services.

Net Loss. During the three month period ended April 30, 2012, the Company incurred a net loss of $18,581 compared to a net loss of $20,869 during the three month period ended April 30, 2011, a decrease in net loss of 11%.

Revenues. We have not earned any revenues since our incorporation on October 29, 2007, through April 30, 2012.  We do not anticipate producing revenues unless we enter into commercial production on our Rockford Lode mining claim, which is doubtful.  We can provide no assurance that we will discover economic mineralization on the Rockford Lode claim, or if such minerals are discovered, that we will enter into commercial production.

Results of Operations for the six months ended April 30, 2012 compared to the six months ended April 30, 2011

Mining Development Rights. During the six month periods ended April 30, 2012, and 2011, the Company did not incur any costs to develop its mineral rights.

Professional Fees. During the six months period ended April 30, 2012, the Company incurred $27,526 in professional fees compared to $21,370 for the six month period ended April 30, 2011, an increase of 28.9%. Professional fees were paid primarily to the attorneys and accountants of the Company for legal compliance and SEC public company registration and reporting requirements.

General and Administrative Expenses. During the six month period ended April 30, 2012, the Company incurred $11,098 of general and administrative expenses compared to $4,457 during the six month period ended April 30, 2011, an increase of 149% in general administrative expenses. The general and administrative costs were comprised of administrative expenses including filing fees and including contribution of services.

Net Loss. During the six month period ended April 30, 2012, the Company incurred a net loss of $39,952 compared to a net loss of $25,827 during the six month period ended April 30, 2011, an increase in net loss of 64%.

Revenues. We have not earned any revenues since our incorporation on October 29, 2007, through April 30, 2012. We do not anticipate producing revenues unless we enter into commercial production on our Rockford Lode mining claim, which is doubtful.  We can provide no assurance that we will discover economic mineralization on the Rockford Lode claim, or if such minerals are discovered, that we will enter into commercial production.

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

Recent Accounting Pronouncements

In December 2011, FASB issued Accounting Standards Update 2011-11, Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1,2013. The update only requires additional disclosures, as such, we do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

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

None

ITEM 1A. RISK FACTORS

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2012, the Company issued 99,900 shares of Common Stock for $9,900 ($0.10 per share) in reliance upon Section 4(2) under the Securities Act of 1933.

In June 2012, the Company issued 49,900 shares of common stock for $4,990 ($0.10 per share) in reliance upon Section 4(2) under the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY

The Company has not and currently is not conducting any active mining operations on its Rockford Lode Claim in Clark County, Nevada, or at any other locations, and therefore has no mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act or Item 104 of Regulation S-K (17 CFR 229.104). Therefore, no Exhibit 95 is contained in this Form 10-Q quarterly report.

ITEM 5. OTHER INFORMATION

Mr. Dewingaerde resigned as a director and the President of the Company effective May 2, 2012. The resignation was not the result of any disagreement with the Company regarding any matter relating to the Company’s operations, policies or practices.

Effective June 18, 2012, Mr. Gregory J. Neely was appointed to be the President of the Company. Mr. Neely is currently the sole director of the Company.

ITEM 6. EXHIBITS

31.1	Certification of Gregory J. Neely - Director, President, Secretary, Treasurer, chief financial officer and principal accounting officer of the Company

32.1	Certification of Gregory J. Neely

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 20, 2012

ROCKFORD MINERALS INC.

By:	/s/ Gregory J. Neely
Gregory J. Neely, Director, President, Secretary,
Treasurer, chief financial officer and principal
accounting officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.2	Certification of Gregory J. Neely

32.1	Certification of Gregory J. Neely

