Form 10-Q
period 2012-07-31
ROCKFORD MINERALS INC /FI
filed 2012-09-19
CIK 844538

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	For the quarterly period ended July 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,296,683 shares of common stock at September 17, 2012.

ROCKFORD MINERALS INC.

INDEX

PART	I -	FINANCIAL INFORMATION

Item	1.	Financial Statements:

		Condensed Balance Sheets as of July 31, 2012 (unaudited) and October 31, 2011	2

		Condensed Statements of Operations for the three months and nine months ended July 31, 2012 and 2011, and for the period from October 29, 2007 (inception) to July 31, 2012 (Unaudited)	3

		Condensed Statements of Changes in Stockholders’ Equity/(Deficiency) for the period from October 29, 2007 (inception) to July 31, 2012 (Unaudited)	4

		Condensed Statements of Cash Flows for the three months and nine months ended July 31, 2012, and for the period from October 29, 2007 (inception) to July 31, 2012 (unaudited) (Unaudited)	5

		Notes to Condensed Financial Statements (Unaudited)	6

Item	2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item	3.	Quantitative and Qualitative Disclosure About Market Risk	16

Item	4.	Controls and Procedures	16

PART	II-	Other Information

Item	1.	Legal Proceedings	17

Item	1A.	Risk Factors (not applicable)	17

Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item	3.	Defaults Upon Senior Securities	17

Item	4.	[Removed and Reserved]	17

Item	5.	Other Information	17

Item	6.	Exhibits	17

Signatures			18

Item 1.           Financial Statements

ROCKFORD MINERALS, INC.

(AN EXPLORATION STAGE COMPANY)

CONTENTS

PAGE	2	CONDENSED BALANCE SHEETS AS OF JULY 31, 2012(UNAUDITED) AND AS OF OCTOBER 31, 2011

PAGE	3	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2012 AND 2011, AND FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO APRIL 30,2012 (UNAUDITED)

PAGE	4	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIENCY) FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO JULY 31, 2012 (UNAUDITED)

PAGE	5	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED JULY 31, 2012 AND 2011, AND FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO JULY 31, 2012 (UNAUDITED)

PAGES	6- 12	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Rockford Minerals, Inc.

(An Exploration Stage Company)

Condensed Balance Sheets

	July 31, 2012	October 31, 2011
	(Unaudited)

ASSETS
Current Assets
Cash	$2,754	$2,860

Total Assets	$2,754	$2,860

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$29,307	$23,519
Notes payable - shareholder	51,965	34,874
Shareholder loans	292	3,242
Total Liabilities	81,564	61,635

Commitments and Contingencies	-	-

Stockholders' Deficiency
Common stock, $0.001 par value; 100,000,000 shares authorized, 10,296,683 and 10,000,000 shares issued and outstanding, respectively	10,297	10,000
Additional paid-in capital	119,953	83,954
Accumulated Deficit During the Exploration Stage	(209,060)	(152,729)
Total Stockholders' Deficiency	(78,810)	(58,775)

Total Liabilities and Stockholders' Deficiency	$2,754	$2,860

See accompanying notes to condensed unaudited financial statements

Rockford Minerals, Inc.

(An Exploration Stage Company)

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,		For the Period From
	2012	2011	2012	2011	October 29, 2007 (Inception) to July 31, 2012

Operating Expenses
Mining development rights	$-	$-	$-	$-	$15,297
Professional fees	6,805	5,570	34,331	26,940	133,760
General and administrative	8,695	2,291	19,793	6,748	55,392
Total Operating Expenses	15,500	7,861	54,124	33,688	204,449

Loss from Operations	(15,500)	(7,861)	(54,124)	(33,688)	(204,449)

Other Expense
Interest Expense	(879)	-	(2,207)	-	(4,357)
Loss on Exchange	-	-	-	-	(254)
Total Other Expenses	(879)	-	(2,207)	-	(4,611)

Loss from Operations Before Provision for Income Taxes	(16,379)	(7,861)	(56,331)	(33,688)	(209,060)

Provision for Income Taxes	-	-	-	-	-

Net Loss	$(16,379)	$(7,861)	$(56,331)	$(33,688)	$(209,060)

Net Loss Per Share - Basic and Diluted	$-	$-	$-	$-

Weighted average number of shares outstanding during the period - Basic and Diluted	10,250,053	10,000,000	10,159,752	10,000,000

See accompanying notes to condensed unaudited financial statements

Rockford Minerals, Inc.

(An Exploration Stage Company)

Condensed Statement of Changes in Stockholders' Equity/(Deficiency)

For the Period From October 29, 2007 (Inception) to July 31, 2012

(Unaudited)

	Common stock			Accumulated
	$.001 Par Value		Additional	Deficit during	Total
			Paid-in	exploration	Stockholders' Equity
	Shares	Amount	Capital	stage	(Deficiency)

Balance October 29, 2007 (Inception)	-	$-	$-	$-	$-

In kind contribution of services	-	-	1,340	-	1,340

Net loss for the period October 29, 2007 (Inception ) to October 31, 2007	-	-	-	(1,340)	(1,340)

Balance October 31, 2007	-	-	1,340	(1,340)	-

Common stock issued to founder ($0.001/Sh)	6,000,000	6,000	-	-	6,000

In kind contribution of services	-	-	6,240	-	6,240

Net loss October 31, 2008	-	-	-	(22,879)	(22,879)

Balance October 31, 2008	6,000,000	6,000	7,580	(24,219)	(10,639)

Common stock issued for cash ($0.015/Sh)	3,000,000	3,000	42,000	-	45,000

In kind contribution of services	-	-	6,240	-	6,240

In kind contribution of interest	-	-	977	-	977

Net loss October 31, 2009	-	-	-	(24,694)	(24,694)

Balance October 31, 2009	9,000,000	9,000	56,797	(48,913)	16,884

Common stock issued for cash ($0.015/Sh)	1,000,000	1,000	14,000	-	12,000

Collection of subscription receivable	-	-	-	-	3,000

In kind contribution of services	-	-	6,240	-	6,240

Net loss October 31, 2010	-	-	-	(41,541)	(41,541)

Balance October 31, 2010	10,000,000	10,000	77,037	(90,454)	(3,417)

In kind contribution of services	-	-	6,240	-	6,240

In kind contribution of interest	-	-	677	-	677

Net loss October 31, 2011	-	-	-	(62,275)	(62,275)

Balance October 31, 2011	10,000,000	10,000	83,954	(152,729)	(58,775)

Common stock issued for cash ($0.10/Sh)	296,683	297	29,372	-	29,669

In kind contribution of services	-	-	4,420	-	4,420

In kind contribution of interest	-	-	2,207	-	2,207

Net loss for the nine months ended July 31 , 2012	-	-	-	(56,331)	(56,331)

Balance July 31, 2012	10,296,683	$10,297	$119,953	$(209,060)	$(78,810)

See accompanying notes to condensed unaudited financial statements

Rockford Minerals, Inc.

(An Exploration Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended July 31,		For the Period From
	2012	2011	October 29, 2007 (Inception) to July 31, 2012
Cash Flows From Operating Activities:
Net Loss	$(56,331)	$(33,688)	$(209,060)
Adjustment to reconcile net loss to net cash used in operations
In kind contribution of services	4,420	4,680	30,720
In-kind contribution of interest	2,207	-	3,861
Changes in operating assets and liabilities:
Increase in accounts payable	5,788	1,042	29,307
Net Cash Used In Operating Activities	(43,916)	(27,966)	(145,172)

Cash Flows From Financing Activities:
Proceeds from notes payable - shareholder	17,091	11,109	76,968
Repayment of notes payable - shareholder	-	-	(25,003)
Proceeds from shareholder loans	6,112	1,692	11,046
Repayment of shareholder loans	(9,062)	(1,692)	(10,754)
Proceeds from issuance of common stock	29,669	-	95,669
Net Cash Provided by Financing Activities	43,810	11,109	147,926

Net Increase (Decrease) in Cash	(106)	(16,857)	2,754

Cash at Beginning of Period	2,860	17,137	-

Cash at End of Period	$2,754	$280	$2,754

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$497
Cash paid for taxes	$-	$-	$-

See accompanying notes to condensed unaudited financial statements

ROCKFORD MINERALS, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JULY 31, 2012

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

Cash includes deposits at foreign financial institutions which are not covered by FDIC. As of July 31, 2012 and October 31, 2011, the Company held $2,754 and $2,860, respectively, of US funds in a Canadian bank.

ROCKFORD MINERALS, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JULY 31, 2012

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

(E) Loss Per Share

Basic income per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification No. 260, Earnings Per Share. As of July 31, 2012 and 2011, there were no common share equivalents outstanding.

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

AS OF JULY 31, 2012

(UNAUDITED)

(G) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(H) Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including accounts payable,notes payable- shareholder, and shareholder loans approximate fair value due to the relatively short period to maturity for these instruments.

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

As reflected in the accompanying unaudited financial statements, the Company is in the exploration stage with minimal operations, has a net loss of $209,060 since inception and has used cash from operations of $145,172 from inception. In addition, there is a working capital deficiency and stockholders’ deficiency of $78,810 as of July 31, 2012. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ROCKFORD MINERALS, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JULY 31, 2012

(UNAUDITED)

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3	NOTES PAYABLE - SHAREHOLDER

During the nine months ended July 31, 2012, the CFO loaned an additional $ 17,091 to the Company to pay Company expenses. The loan is non-interest bearing, unsecured and due on demand (See Note 6).

For the year ended October 31, 2011, the CFO paid $34,874 of expenses on behalf of the Company. Pursuant to the terms of the note agreements, the amount is non-interest bearing, unsecured and due on demand (See Note 6).

For the year ended October 31, 2009,the CEO loaned $6,500 to the Company. This loan is non interest bearing, unsecured, and due on demand (See Note 6).

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

During the nine months ended July 31, 2012, the CFO paid an additional $6,112 of expenses on behalf of the company and was reimbursed $9,062. The loans are non-interest bearing, unsecured and due on demand (See Note 6).

For the year ended October 31, 2011, the CFO paid $4,934 of expenses on behalf of the Company and was repaid $1,692 (See Note 6). Pursuant to the terms of the loans, the remaining balance of $3,242 is non interest bearing, unsecured and due on demand.

ROCKFORD MINERALS, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JULY 31, 2012

(UNAUDITED)

NOTE 5	STOCKHOLDERS’ EQUITY/(DEFICIENCY)

Increase in Authorized Shares

On August 24, 2010, the Company increased the authorized shares of common stock from 10,000,000 to 100,000,000 shares.

Common Stock Issued for Cash

On May 14, 2012 the Company issued 99,900 shares of common stock for cash of $9,990 ($0.10 per share).

On June 19, 2012 the Company issued 49,900 shares of common stock for cash of $4,990 ($0.10 per share).

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

In kind contribution of services and interest

For the nine months ended July 31, 2012, the CEO and CFO of the Company contributed services having a fair value of $4,420 (See Note 6).

For the year ended October 31, 2011,the CEO and CFO of the Company contributed services having a fair value of $6,240(See Note 6).

For the nine months ended July 31, 2012, the Company recorded $2,207 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 6).

For the year ended October 31, 2011, the Company recorded $677 of imputed interest related to shareholder loans payable as an in-kind contribution (See Notes 3 and 6).

For the year ended October 31, 2009, the Company recorded $977 of imputed interest related to shareholder loans payable as an in-kind contribution (See Notes and 6).

ROCKFORD MINERALS, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JULY 31, 2012

(UNAUDITED)

For the year ended October 31, 2010,the CEO and CFO of the Company contributed services having a fair value of $6,240 (See Note 6).

For the year ended October 31, 2009,the CEO and CFO of the Company contributed services having a fair value of $6,240 (See Note 6).

For the year ended October 31, 2008,the CEO and CFO of the Company contributed services having a fair value of $6,240 (See Note 6).

For the period from October 29, 2007 (inception) through October 31, 2007, the CEO and CFO of the Company contributed service having a fair value of $1,340 (See Note 6).

NOTE 6	RELATED PARTY TRANSACTIONS

For the nine months ended July 31, 2012, the Company recorded $2,207 of imputed interest related to shareholder loans and notes payable as an in-kind contribution (See Note 5).

For the nine months ended July 31, 2012, the CEO and CFO of the Company contributed services having a fair value of $4,420 (See Note 5).

During the nine months ended July 31, 2012, the CFO loaned an additional $17,091 to the Company to pay Company expenses. The loan is non-interest bearing, unsecured and due on demand (See Note 3).

During the nine months ended July 31, 2012, the CFO paid an additional $6,112 of expenses on behalf of the company and was reimbursed $9,062. The loans are non-interest bearing, unsecured and due on demand (See Note 4).

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

AS OF JULY 31, 2012

(UNAUDITED)

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

For the year ended October 31, 2008,the CEO and CFO of the Company contributed services having a fair value of $6,240 (See Note 5).

For the year ended October 31, 2008, the CEO loaned $18,503 to the Company. This loan is non interest bearing, unsecured, and due on demand (See Note 3).

For the period from October 29, 2007 (inception) through October 31, 2007, the CEO and CFO of the Company contributed service having a fair value of $1,340 (See Note 5).

NOTE 7	SUBSEQUENT EVENTS

In September 2012, the Company issued 19,900 shares of common stock for $1,990 ($0.10 per share).

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

Results of Operations for the three months ended July 31, 2012, compared to the three months ended July 31, 2011

 Mining Development Rights. During the three month periods ended July 31, 2012 and 2011, the Company did not incur any costs to develop its mineral rights.

Professional Fees. During the three month period ended July 31, 2012, the Company incurred $6,805 in professional fees compared to $5,570 for the three month period ended July 31, 2011, a increase of 22%. Professional fees were paid primarily to the attorneys and accountants of the Company for legal compliance and SEC public company reporting requirements.

General and Administrative Expenses. During the three month period ended July 31, 2012, the Company incurred $8,695 of general and administrative expenses compared to $2,291 during the three month period ended July 31, 2011, an increase of 280% in general administrative expenses. The general and administrative costs were comprised of administrative expenses including filing fees and including contributions of services.

Net Loss. During the three month period ended July 31, 2012, the Company incurred a net loss of $16,379 compared to a net loss of $7,861 during the three month period ended July 31, 2011, an increase in net loss of 108%.

Revenues. We have not earned any revenues since our incorporation on October 29, 2007, through July 31, 2012.  We do not anticipate producing revenues unless we enter into commercial production on our Rockford Lode mining claim, which is doubtful.  We can provide no assurance that we will discover economic mineralization on the Rockford Lode claim, or if such minerals are discovered, that we will enter into commercial production.

Results of Operations for the nine months ended July 31, 2012 compared to the nine months ended July 31, 2011

 Mining Development Rights. During the nine month period ended July 31, 2012, and 2011, the Company did not incur any costs to develop its mineral rights.

Professional Fees. During the nine months period ended July 31, 2012, the Company incurred $34,331 in professional fees compared to $26,940 for the nine month period ended July 31, 2011, an increase of 27.4%. Professional fees were paid primarily to the attorneys and accountants of the Company for legal compliance and SEC public company registration and reporting requirements.

General and Administrative Expenses. During the nine month period ended July 31, 2012, the Company incurred $19,793 of general and administrative expenses compared to $6,748 during the nine month period ended July 31, 2011, an increase of 193% in general administrative expenses. The general and administrative costs were comprised of administrative expenses including filing fees and including contribution of services.

Net Loss. During the nine month period ended July 31, 2012, the Company incurred a net loss of $56,331 compared to a net loss of $20,852 during the nine month period ended July 31, 2011, an increase in net loss of 170%.

Revenues. We have not earned any revenues since our incorporation on October 29, 2007, through July 31, 2012. We do not anticipate producing revenues unless we enter into commercial production on our Rockford Lode mining claim, which is doubtful.  We can provide no assurance that we will discover economic mineralization on the Rockford Lode claim, or if such minerals are discovered, that we will enter into commercial production.

Liquidity and Capital Resources

There are no assurances that we will be able to achieve sales of our common stock or any other form of additional financing. Therefore, there is substantial doubt of the Company’s ability to continue as a going concern. If we are unable to achieve the financing necessary to continue the plan of operations, then we will not be able to continue our exploration of our mineral claims as the Company’s sources of cash are not adequate for the next twelve months and our business plans will fail.

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

Recent Accounting Pronouncements

In December 2011, FASB issued Accounting Standards Update 2011-11, “Balance Sheet – Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity’s balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, we do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting Company as defined by Rule 12b-2 under the Securities Exchange Act of 1934, and are not required to provide the information required under this item.

Item 4.           Control and Procedures

Evaluation of Disclosure Controls

Our management, which includes our President and Chief Financial Officer who serves as our principal financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the “Evaluation Date”) as of the end of the period covered by this report. Our management does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goal under all potential future conditions. Based on their evaluation as of the end of the period covered by this report, our President and Chief Financial Officer who also serves as our principal financial officer have concluded that our disclosure in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our President and Chief Financial Officer who serves as our Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

None

ITEM 1A. RISK FACTORS

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2012, the Company issued 99,900 shares of Common Stock for $9,900 ($0.10 per share) in reliance upon Section 4(2) under the Securities Act of 1933

In June 2012, the Company issued 49,900 shares of Common Stock for $4,990 ($0.10 per share) in reliance upon Section 4(2) under the Securities Act of 1933.

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

September 18, 2012

ROCKFORD MINERALS INC.

By:	/s/ Gregory J. Neely
Gregory J. Neely, Director, President, Secretary, Treasurer, chief financial officer and principal accounting officer

INDEX TO EXHIBITS

Exhibit
No.	Description

31.2	Certification of Gregory J. Neely

32.1	Certification of Gregory J. Neely

