Form 10-K
period 2012-10-31
ROCKFORD MINERALS INC /FI
filed 2013-01-29
CIK 844538

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed third fiscal quarter ended July 31, 2012:  $-0-.

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the last practicable date: January 28, 2013:  11,832,546 shares of common stock, $.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933:  None.

Rockford Minerals Inc.

TABLE OF CONTENTS

PART I

Item 1	Business	3
Item 1A	Risk Factors	7
Item 1B	Unresolved Staff Comments	16
Item 2	Properties	16
Item 3	Legal Proceedings	22
Item 4	Mine Safety Disclosures	22

PART II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	22
Item 6	Selected Financial Data	23
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	25
Item 8	Financial Statements and Supplementary Data
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A	Controls and Procedures
Item 9B	Other Information

PART III
Item 10	Directors, Executive Officers and Corporate Governance
Item 11	Executive Compensation
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13	Certain Relationships and Related Transactions, and Director Independence
Item 14	Principal Accounting Fees and Services

PART IV
Item 15	Exhibits, Financial Statement Schedules

Signatures

PART I

Item 1.    Business

Rockford Minerals Inc. (the “Company”) is seeking to be a producer of gold and silver ore, and of other precious metals.

Our principal objective is to enhance the value of the Company’s interests in a mining property located in Nevada and to acquire additional interests in undeveloped mining properties.

We intend to pursue growth opportunities through organic growth, as well as through an opportunistic acquisition strategy.

.	Organic growth. We will evaluate opportunities to exploit previously untapped reserves

.	Acquisitions, reserve transactions and joint ventures. We intend to pursue value-enhancing acquisitions, reserve transactions and joint venture opportunities.

For information regarding our mining property in Nevada, see “Item 2 - Properties.”

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

Due to lack of capital, the Company has not commenced the recommended Phase I exploration program regarding its Rockford Lode Claim. The Company estimates that the Phase I surveys will cost approximately $7,500; that the Phase II program will cost approximately $12,500; and that the Phase III program will cost approximately $75,000, for a total of approximately $95,000. The Company intends to conduct exploration regarding additional exploratory mining claims to the extent that investment capital is available, of which there is no assurance. Until the Company receives additional capital from an offering of its Common Stock or borrowings, the Company will not be able to commence its planned explanation program, and the Company is unable to predict when this will occur.

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

We do not currently compete directly with anyone for the exploration or removal of minerals from our undeveloped property as we hold all of the interest and rights to our mining claim. Readily available commodities markets exist in the U.S. and around the world for the sale of gold, silver and other minerals. Therefore, we will likely be able to sell any minerals that we are able to recover in the future.

We may become subject to competition and unforeseen limited sources of supplies in the future in the event spot shortages arise for supplies such as dynamite, and certain equipment such as bulldozers and excavators that we will need to conduct exploration. We have not yet attempted to locate or negotiate with any suppliers of products, equipment or services. If we are unsuccessful in securing the products, equipment and services in the future which we need, we may have to suspend our exploration plans until we are able to do so.

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

For information regarding our mining property in Nevada, see “Item 2 - Properties.”

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

In addition to the State of Nevada regulations, Federal regulations require a yearly maintenance fee to keep the claim in good standing. In accordance with Federal regulations, the Rockford Lode Claim is in good standing to September 2013. A yearly maintenance fee of $125 is required to be paid to the Bureau of Land Management prior to the expiration date to keep the claim in good standing for an additional year.

For additional information regarding our gold property in Nevada, see Item 1 - Business.

Rockford Lode Claim Location Map

*Map drawn on October 29, 2009.

ROCKFORD MINERALS INC.
N
ROCKFORD
LODE MINING
CLAIM
VALLEY
KILOMETRES
MILES
Figure 5

REGIONAL
GEOLOGY

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

Recommended Exploration Program and Estimated Cost

Phase I

VLF-EM and magnetometer surveys	$7,500.00

Phase II
Localized soil surveys, trenching and sampling over known and indicated mineralized zones	$12,500.00

Phase III
Test diamond drilling	$75,000.00

Total Estimated Cost US approximately	$95,000.00

Item 3.  Legal Proceedings.

The Company is not currently a party in any legal proceedings, and there has been no previous bankruptcy, receivership, or similar proceedings involving the Company.

Item 4.  Mine Safely Disclosures

Although the Company owns an undeveloped mining claim located in Clark County, Nevada, the Company has not conducted any material mining or other operations at its mine. As a result, Item 4 regarding safety disclosures is not applicable. See Item 1-Business Under Mine Safety and Health.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

General

The Company presently has 11,832,546 shares of Common Stock that are issued and outstanding which are held by approximately 42 stockholders of record.

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

Item 6.  Selected Financial Data

These following financial data has been derived from the audited financial statements of the Company.

	Year Ended	Year Ended
	October 31, 2012	October 31, 2011
Revenues	$0	$0
Mining Development Rights	$0	$140
Professional Fees	$39,915	$47,812
General and administrative expense	$25,439	$13,646
Net loss	$(68,566)	$(62,275)
Net loss per share	$(.01)	$(.01)

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Plan of Operation

As of October 31, 2012, the Company had a cash balance of $1,447 in comparison to $2,860 at October 31, 2011.  In order to meet our budgeted cash requirements over the next 12 months, we anticipate raising money from equity financing from the sale of our Common Stock, additional shareholder loan commitments and/or the sale of part of our interest in our mineral claim.

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

Results of Operation

The Company did not have any operating revenues or income from its inception (October 29, 2007) through October 31, 2012.  For the period from inception, October 29, 2007, through the fiscal year ended October 31, 2012, the Company recognized a net cumulative loss of $221,295.  Some general and administrative expenses during the year were accrued.  Expenses were primarily comprised of costs associated with legal, accounting and office expenses.

Revenues: The Company did not have any revenues during the fiscal years ended October 31, 2012 and 2011. The mining claim of the Company has not been developed nor have any production operations been conducted on the mining claim of the Company.

Mineral Exploration: The Company has acquired a mining claim and has conducted preliminary mining exploration testing and evaluation of its claim. During the fiscal year ended October 31, 2011, the Company incurred $140 of costs, compared to $0 during the fiscal year ended October 31, 2012, a decrease of approximately $140 or 100%.

Professional Fees:   The Company incurred a decrease in professional fees during the fiscal year ended October 31, 2012, of $39,915, compared to $47,812 during the fiscal year ended October 31, 2011, a decrease of $7,897 or 16.5%.  Professional fees were incurred primarily for legal fees and accounting fees.

General and Administrative Expenses: During the fiscal year ended October 31, 2012, the Company incurred general and administrative expenses of $25,439, compared to $13,646 during the fiscal year ended October 31, 2011, an increase of $11,793 or 86.4%. General and administrative expenses were incurred primarily for office expenses and filing fees.

Net Loss: The Company incurred a net loss of $68,566 during its fiscal year ended October 31, 2012, compared to a net loss of $62,275 during the fiscal year ended October 31, 2011, an increase of $6,291 or 10.1%. The increase in the net loss of the Company was attributable primarily to compliance with the reporting and other requirements of a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resource

At October 31, 2012, the Company had limited capital resources and will rely upon the issuance of Common Stock and additional capital contributions from shareholders to fund future exploration and administrative expenses pending full implementation of the Company’s business model.

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

Item 7(A). Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 8.  Financial Statements and Supplementary Data

ROCKFORD MINERALS, INC.

(AN EXPLORATION STAGE COMPANY)

CONTENTS

PAGE	1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	2	BALANCE SHEETS AS OF OCTOBER 31, 2012 AND AS OF OCTOBER 31, 2011

PAGE	3	STATEMENTS OF OPERATIONS FOR YEARS ENDED OCTOBER 31, 2012 AND 2011, AND FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO OCTOBER 31, 2012

PAGE	4	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIENCY) FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO OCTOBER 31, 2012

PAGE	5	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED OCTOBER 31, 2012 AND 2011, AND FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO OCTOBER 31, 2012

PAGES	6 - 13	NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Rockford Minerals, Inc.

(An Exploration Stage Company)

We have audited the accompanying balance sheets of Rockford Minerals, Inc. (an Exploration Stage Company) (the “Company”) as of October 31, 2012 and 2011 and the related statements of operations and changes in stockholders’ deficiency and cash flows for the two years ended October 31, 2012 and 2011, and for the period from October 29, 2007 (inception) to October 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Rockford Minerals, Inc. (an Exploration Stage Company) as of October 31, 2012 and 2011, and the related statements of operations and changes in stockholders’ deficiency and cash flows for the two years ended October 31, 2012 and 2011 and for the period from October 29, 2007 (inception) to October 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has minimal operations, has a net loss of $221,295 since inception and has used cash from operations of $153,855 from inception. In addition, there is a working capital deficiency and stockholders’ deficiency of $36,772 as of October 31, 2012. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LIGGETT, VOGT, & WEBB, P.A.

Certified Public Accountants

Boynton Beach, Florida

January 28, 2013

Rockford Minerals, Inc.

(An Exploration Stage Company)

Balance Sheets

ASSETS

	October 31, 2012	October 31, 2011

Current Assets
Cash	$1,447	$2,860

Total Assets	$1,447	$2,860

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$30,553	$23,519
Notes payable - shareholder	7,375	34,874
Shareholder loans	291	3,242
Total Liabilities	38,219	61,635

Commitments and Contingencies	-	-

Stockholders' Deficiency
Common stock, $0.001 par value; 100,000,000 shares authorized, 11,632,946 and 10,000,000 shares issued and outstanding, respectively	11,633	10,000
Additional paid-in capital	172,900	83,954
Less: Subscription Receivable	(10)	-
Accumulated Deficit During the Exploration Stage	(221,295)	(152,729)
Total Stockholders' Deficiency	(36,772)	(58,775)

Total Liabilities and Stockholders' Deficiency	$1,447	$2,860

Rockford Minerals, Inc.

(An Exploration Stage Company)

Statements of Operations

	For the Years Ended October 31,		For the Period From
	2012	2011	October 29, 2007 (Inception) to October 31, 2012

Operating Expenses
Mining development rights	$-	$140	$15,297
Professional fees	39,915	47,812	139,344
General and administrative	25,439	13,646	61,038
Total Operating Expenses	65,354	61,598	215,679

Loss from Operations	(65,354)	(61,598)	(215,679)

Other Expense
Interest Expense	(3,212)	(677)	(5,362)
Loss on Exchange	-	-	(254)
Total Other Expenses	(3,212)	(677)	(5,616)

Loss from Operations Before Provision for Income Taxes	(68,566)	(62,275)	(221,295)

Provision for Income Taxes	-	-	-

Net Loss	$(68,566)	$(62,275)	$(221,295)

Net Loss Per Share - Basic and Diluted	$(.01)	$(.01)

Weighted average number of shares outstanding during the period - Basic and Diluted	10,491,454	10,000,000

Rockford Minerals, Inc.

(An Exploration Stage Company)

Statement of Changes in Stockholders' Equity/(Deficiency)

For the Period From October 29, 2007 (Inception) to October 31, 2012

	Common stock				Accumulated
	$.001 Par Value		Additional		Deficit during	Total
			Paid-in	Subscription	exploration	Stockholders' Equity
	Shares	Amount	Capital	Receivable	stage	(Deficiency)

Balance October 29, 2007 (Inception)	-	$-	$-	$-	$-	$-

In kind contribution of services	-	-	1,340	-	-	1,340

Net loss for the period October 29, 2007 (Inception ) to October 31, 2007	-	-	-	-	(1,340)	(1,340)

Balance October 31, 2007	-	-	1,340	-	(1,340)	-

Common stock issued to founder ($0.001/Sh)	6,000,000	6,000	-	-	-	6,000

In kind contribution of services	-	-	6,240	-	-	6,240

Net loss October 31, 2008	-	-	-	-	(22,879)	(22,879)

Balance October 31, 2008	6,000,000	6,000	7,580	-	(24,219)	(10,639)

Common stock issued for cash ($0.015/Sh)	3,000,000	3,000	42,000	-	-	45,000

In kind contribution of services	-	-	6,240	-	-	6,240

In kind contribution of interest	-	-	977	-	-	977

Net loss October 31, 2009	-	-	-	-	(24,694)	(24,694)

Balance October 31, 2009	9,000,000	9,000	56,797	-	(48,913)	16,884

Common stock issued for cash ($0.015/Sh)	1,000,000	1,000	14,000	(3,000)	-	12,000

Collection of subscription receivable	-	-	-	3,000	-	3,000

In kind contribution of services	-	-	6,240	-	-	6,240

Net loss October 31, 2010	-	-	-	-	(41,541)	(41,541)

Balance October 31, 2010	10,000,000	10,000	77,037	-	(90,454)	(3,417)

In kind contribution of services	-	-	6,240	-	-	6,240

In kind contribution of interest	-	-	677	-	-	677

Net loss October 31, 2011	-	-	-	-	(62,275)	(62,275)

Balance October 31, 2011	10,000,000	10,000	83,954	-	(152,729)	(58,775)

Common stock issued for cash ($0.05/Sh)	633,366	633	31,035	(10)	-	31,658

Shares issued to principal shareholder in exchange for note payable	999,580	1,000	48,979	-	-	49,979

In kind contribution of services	-	-	5,720	-	-	5,720

In kind contribution of interest	-	-	3,212	-	-	3,212

Net loss for the year ended October 31 , 2012	-	-	-	-	(68,566)	(68,566)

Balance October 31, 2012	11,632,946	$11,633	$172,900	$(10)	$(221,295)	$(36,772)

Rockford Minerals, Inc.

(An Exploration Stage Company)

Statements of Cash Flows

	For the Years Ended October 31,		For the Period From
	2012	2011	October 29, 2007 (Inception) to July 31, 2012
Cash Flows From Operating Activities:
Net Loss	$(68,566)	$(62,275)	$(221,295)
Adjustment to reconcile net loss to net cash used in operations
In kind contribution of services	5,720	6,240	32,020
In-kind contribution of interest	3,212	677	4,867
Changes in operating assets and liabilities:
Increase in accounts payable	7,034	2,965	30,553
Net Cash Used In Operating Activities	(52,600)	(52,393)	(153,855)

Cash Flows From Financing Activities:
Proceeds from notes payable - shareholder	22,481	34,874	82,358
Repayment of notes payable - shareholder	-	-	(25,003)
Proceeds from shareholder loans	6,111	4,934	11,044
Repayment of shareholder loans	(9,062)	(1,692)	(10,754)
Proceeds from issuance of common stock	31,657	-	97,657
Net Cash Provided by Financing Activities	51,187	38,116	155,302

Net Increase (Decrease) in Cash	(1,413)	(14,277)	1,447

Cash at Beginning of Period	2,860	17,137	-

Cash at End of Period	$1,447	$2,860	$1,447

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$497
Cash paid for taxes	$-	$-	$-

ROCKFORD MINERALS, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2012 AND 2011

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

Cash includes deposits at foreign financial institutions which are not covered by FDIC. As of October 31, 2012 and October 31, 2011, the Company held $1,447 and $2,860, respectively, of US funds in a Canadian bank.

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

AS OF OCTOBER 31, 2012 AND 2011

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

(E) Loss Per Share

Basic income per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification No. 260, Earnings Per Share. As of October 31, 2012 and 2011, there were no common share equivalents outstanding.

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

	2012	2011
Expected income tax (recovery) expense at the statutory rate of 34%	$(23,312)	$(21,173)
Tax effect of expenses that are not deductible for tax purposes (net of other amounts deductible for tax purposes)	3,036	2,352
Change in valuation allowance	20,276	18,821
Provision for income taxes	$-	$-

The components of deferred income tax in the accompanying balance sheets are as follows:

ROCKFORD MINERALS, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2012 AND 2011

	2012	2011
Deferred income tax asset:
Net operating loss carryforwards	$62,699	$42,423
Valuation allowance	(62,699)	(42,423)
Deferred income taxes	$-	$-

As of October 31, 2012 and 2011, the Company has a net operating loss carryforward of approximately $184,408 and $124,774, available to offset future taxable income through 2032. The valuation allowance at October 31, 2012 and 2011 was $62,699 and $42,423. The net change in the valuation allowance for the period ended October 31, 2012 and 2011 was an increase of $20,276 and $18,821.

The Company federal income tax returns for the years ended October 31, 2008 through October 31, 2012 remain subject to examination by the Internal Revenue Service as of October 31, 2012.

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

ROCKFORD MINERALS, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2012 AND 2011

NOTE 2 GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the exploration stage with minimal operations, has a net loss of $221,295 since inception and has used cash from operations of $153,855 from inception. In addition, there is a working capital deficiency and stockholders’ deficiency of $36,772 as of October 31, 2012. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3 NOTES PAYABLE - SHAREHOLDER

During the year ended October 31, 2012, the CFO loaned an additional $ 22,481 to the Company to pay Company expenses. The loan is non-interest bearing, unsecured and due on demand. On September 26, 2012 the principal stockholder converted $49,979, of the note payable owed into 995,580 shares of common stock at $0.05 per share. As of October 31, 2012 the principal stockholder was owed $7,375 from the Company. (See Note 6).

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

For the year ended October 31, 2012, the Company recorded $3,212 of imputed interest related to shareholder loans and notes payable as an in-kind contribution (See Notes 5 and 6).

ROCKFORD MINERALS, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2012 AND 2011

For the year ended October 31, 2011, the Company recorded $677 of imputed interest related to shareholder loans and notes payable as an in-kind contribution (See Notes 5 and 6).

For the year ended October 31, 2009, the Company recorded $977 of imputed interest related to shareholder loans payable as an in-kind contribution (See Notes 5 and 6).

NOTE 4 SHAREHOLDER LOANS

During the year ended October 31, 2012, the CFO paid an additional $6,111 of expenses on behalf of the company and was reimbursed $9,062. The remaining loan balance of $291 is non-interest bearing, unsecured and due on demand (See Note 6).

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

Common Stock Issued for Cash

On August 28, 2012, the Company issued 39,800 shares of common stock for $1,990 ($0.05 per share).

On May 14, 2012 the Company issued 199,800 shares of common stock for cash of $9,990 ($0.05 per share).

On June 19, 2012 the Company issued 99,800 shares of common stock for cash of $4,990 ($0.05 per share).

On December 11, 2011, the Company issued 293,766 shares of common stock for cash of $14,688 ($0.05 per share).

For the year ended October 31, 2010, the Company issued 1,000,000 shares of common stock for cash of $15,000 ($0.015 per share).

ROCKFORD MINERALS, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2012 AND 2011

For the year ended October 31, 2009, the Company issued 3,000,000 shares of common stock for cash of $45,000 ($0.015 per share).

For the year ended October 31, 2008, the Company issued 6,000,000 shares of common stock for cash of $6,000 ($0.001 per share) to its founders.

(D) Subscription Receivable

During the year ended October 31, 2012, the Company sold an aggregate of 200 shares of common stock in exchange for subscriptions receivable totaling $10 ($0.05/share).

In kind contribution of services and interest

For the year ended October 31, 2012, the officers of the Company contributed services having a fair value of $5,720 (See Note 6).

For the year ended October 31, 2011, the officers of the Company contributed services having a fair value of $6,240 (See Note 6).

For the year ended October 31, 2012, the Company recorded $3,212 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 6).

For the year ended October 31, 2011, the Company recorded $677 of imputed interest related to shareholder loans payable as an in-kind contribution (See Notes 3 and 6).

For the year ended October 31, 2009, the Company recorded $977 of imputed interest related to shareholder loans payable as an in-kind contribution (See Notes and 6).

For the year ended October 31, 2010, the officers of the Company contributed services having a fair value of $6,240 (See Note 6).

For the year ended October 31, 2009, the officers of the Company contributed services having a fair value of $6,240 (See Note 6).

For the year ended October 31, 2008, the officers of the Company contributed services having a fair value of $6,240 (See Note 6).

For the period from October 29, 2007 (inception) through October 31, 2007, the CEO and CFO of the Company contributed service having a fair value of $1,340 (See Note 6).

NOTE 6 RELATED PARTY TRANSACTIONS

ROCKFORD MINERALS, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2012 AND 2011

For the year ended October 31, 2012, the Company recorded $3,212 of imputed interest related to shareholder loans and notes payable as an in-kind contribution (See Note 5).

For the year ended October 31, 2012, the officers of the Company contributed services having a fair value of $5,720 (See Note 5).

During the year ended October 31, 2012, the CFO loaned an additional $22,481 to the Company to pay Company expenses. The loan is non-interest bearing, unsecured and due on demand. On September 26, 2012 the principal stockholder converted $49,979, of the note payable owed into 995,580 shares of common stock at $0.05 per share. As of October 31, 2012 the principal stockholder was owed $7,375 from the Company (See Note 3).

During the year ended October 31, 2012, the CFO paid an additional $6,111 of expenses on behalf of the company and was reimbursed $9,062. The loans are non-interest bearing, unsecured and due on demand (See Note 4).

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

For the year ended October 31, 2009, the Company recorded $977 of imputed interest related to shareholder loans payable as an in-kind contribution (See Notes 3 and5).

ROCKFORD MINERALS, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2012 AND 2011

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

NOTE 7 SUBSEQUENT EVENTS

Subsequent to October 31, 2011, a shareholder loaned an additional $5,501 to the Company to pay Company expenses. These loans are non-interest bearing, unsecured and due on demand.

On November 8, 2012, the Company issued 99,800 shares of common stock for cash of $4,990 ($0.05 per share).

On December 20, 2012, the Company issued 99,800 shares of common stock for cash of $4,990 ($0.05 per share).

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

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of October 31, 2012.  This evaluation was conducted by our President, Treasurer, Secretary, and principal financial and accounting officer.

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

Item 9(B).  Other Information.

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The sole director and executive officer of the Company is:

Name	Age	Position

Gregory J. Neely	41	Director, President, Treasurer and Secretary
369 Shuter Street
Scarborough, Ontario M5A 1X2
Canada

Mr. Neely has been a director and the Treasurer and Secretary of the Company since November 2007. Mr. Neely was appointed to be the President of the Company effective June 18, 2012. From 2005 to the present, he has been the President of Forge Media & Design, a company engaged in communications and marketing. From 2003 to 2006, Mr. Neely was a Design Team Leader with Entro Communitications, a company engaged in the design of signage. From 2000 to 2003, he was the Senior Designer for Haughton Brazeau. From 1999 to 2000, he was a designer for Reich & Petch. From 1996 to 1999, he was a designer for Kramer Design. Mr. Neely received a Bachelor of Arts degree from York University in 1995.

Mr. Neely works approximately eight hours per week for the Company, and expects that his work hours will expand when the Company increases its capitalization and increases its mining exploration activities.

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

Item 11.   Executive Compensation.

All executive officers, for services in all capacities to the Company, received the following compensation during the fiscal years ended October 31, 2011 and 2012.

					Long-Term Compensation(2)
		Annual compensation(1)			Awards		Payouts
Name and Principal Position	Fiscal Year	Salary(1)	Bonus	Other Annual Compensation	Restricted Stock Awards(2)	Securities Underlying Options/ SARs	LTIP Payouts	All Other Compensation
Stephen Dewingaerde,	2012	$0	$0	$0	$0	$0	$0	$0
President and Director	2011	$0	$0	$0	$0	$0	$0	$0

Gregory J. Neely,	2012	$0	$0	$0	$0	$0	$0	$0
President, Secretary, Treasurer and Director	2011	$0	$0	$0	$0	$0	$0	$0

_______________________________________

(1)	Personal benefits received by the Company’s executive officers are valued below the levels which would otherwise require disclosure under the rules of the U.S. Securities and Exchange Commission.

(2)	The Company does not currently provide any contingent or deferred forms of compensation arrangements, annuities, pension or retirement benefits.

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

Board Compensation

Directors of the Company have not received any compensation in their capacity as directors during the fiscal years ended October 31, 2011 and 2012.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information on the ownership of the outstanding Common Stock of the Company by officers and directors, as well as those who own beneficially more than five percent of our outstanding Common Stock as of January 28, 2013.

Name and Address	Amount and Nature	Percentage
of Beneficial Owner	of Beneficial Ownership(1)(2)	of Class

Stephen Dewingaerde(1)(2)	3,500,000 shares	29.6%
111 Steppingstone Trail
Scarborough, Ontario M5A 2B1
Canada

Gregory J. Neely(1)(2)	3,499,580 shares	29.6%
49 Fraser Avenue
Suite 400
Toronto, Ontario M6K 1Y7
Canada

Officers and Director as a group
(one person)	shares	29.6%

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

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

During the fiscal year ended October 31, 2011, Mr. Gregory Neely loaned $34,874 to the Company. The amount due was unsecured and due on demand.

During the fiscal year ended October 31, 2012, Mr. Gregory Neely loaned $22,481 to the Company. The amount due was unsecured and due on demand.

On September 27, 2012, Mr. Gregory Neely agreed to convert $49,979 of these loans made by him to the Company into 999,580 restricted shares of the common stock ($.05 per share) of the Company in reliance upon Regulation S under the Securities Act of 1933.

On September 27, 2012, the Company sold 293,766 shares of common stock for $14,688 ($0.05 per share) in reliance on Regulation S under the Securities Act of 1933.

On September 25, 2012, the Company sold 339,600 shares of common stock for $16,980 ($0.05 per share) in reliance on Section 4(2) under the Securities Act of 1933.

Item 14.  Principal Accounting Fees and Services.

The aggregate fees billed by our principal accounting firm for fees billed for fiscal years ended October 31, 2011 and 2012, are as follows:

Name	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees
Liggett, Vogt & Webb, P. A. for fiscal year ended October 31, 2012	$14,256	$0	$0	$0

Liggett, Vogt & Webb, P. A. for fiscal year ended October 31, 2011	$13,311	$0	$0	$0

The Company does not currently have an audit committee. As a result, our Board of Directors performs the duties and functions of an audit committee. The Company's Board of Directors will evaluate and approve in advance, the scope and cost of the engagement of our auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

PART IV

Item 15.   Exhibits. Financial Statement Schedules.

Exhibits

1.1	The Articles of Incorporation of the Company are incorporated by reference herein to Exhibits 1.1 and 1.2 to the Form 10 registration statement filed by the Company on October 15, 2010 [File No. 001-34911]

3.1	The By Laws of the Company are hereby incorporated herein by reference to Exhibit 2 to the Form 10 Registration Statement of the Company.

10.1	The mining claim of the Company in Clark County, Nevada, is hereby incorporated herein by reference to Exhibit 3 to the Form 10 Registration Statement of the Company.

21.	The Company has no subsidiaries and therefore has not provided Exhibit 21 to this Form 10-K.

31.	Certification of Gregory J. Neely

32.	Certification of Gregory J. Neely
10.	Geological Evaluation Report of Laurence Sookochoff, P. Eng., dated October 29, 2010, is hereby incorporated by reference herein by reference to Exhibit 10.2 to Amendment No. 1 to the Form 10 Registration Statement of the Company

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rockford Minerals Inc.

Date: January 28, 2013	By:	/s/ Gregory J. Neely
President, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Rockford Minerals Inc.

Date: : January 28, 2013	By:	/s/ Gregory J. Neely
Gregory J. Neely President, Treasurer, Secretary, chief financial officer and accounting officer, and Director

