Form 10-Q
period 2013-01-31
ROCKFORD MINERALS INC /FI
filed 2013-03-18
CIK 844538

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	For the quarterly period ended January 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,832,546 shares of common stock at March 18, 2013.

ROCKFORD MINERALS INC.

INDEX

PART	I -	FINANCIAL INFORMATION

Item	1.	Financial Statements:

	Condensed Balance Sheets as of January 31, 2013
	(Unaudited) and October 31, 2012		2

	Condensed Statements of Operations for the three months
	ended January 31, 2013 and 2012 (Unaudited), and for the period from October 29, 2007 (inception) to January 31, 2013
	(Unaudited)		3

	Condensed Statements of Changes in Stockholders’
	Equity/(Deficiency) for the period from October 29, 2007 (inception) to January 31, 2013
	(Unaudited)		4

	Condensed Statements of Cash Flows for the three months ended January 31, 2013 and 2012 (Unaudited), and for the period from October 29, 2007 (inception) to January 31, 2013 (Unaudited)		5

	Notes to Condensed Financial Statements (Unaudited)		6

Item	2.	Management's Discussion and Analysis of Financial Condition and
		Results of Operations	14

Item	3.	Quantitative and Qualitative Disclosure About Market Risk	16

Item	4.	Controls and Procedures	17

PART	II-	OTHER INFORMATION

Item	1.	Legal Proceedings	17

Item	1A.	Risk Factors (not applicable)	17

Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item	3.	Defaults Upon Senior Securities	17

Item	4.	Mine Safety Disclosures	17

Item	5.	Other Information	18

Item	6.	Exhibits	18

Signatures			19

Item 1. Financial Statements

ROCKFORD MINERALS, INC.

(AN EXPLORATION STAGE COMPANY)

CONTENTS

PAGE	2	CONDENSED BALANCE SHEETS AS OF JANUARY 31, 2013 (UNAUDITED) AND AS OF OCTOBER 31, 2012

PAGE	3	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2013 AND 2012 (UNAUDITED), AND FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO JANUARY 31, 2013 (UNAUDITED)

PAGE	4	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIENCY) FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO JANUARY 31, 2013 (UNAUDITED)

PAGE	5	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED JANUARY 31, 2013 AND 2012 (UNAUDITED), AND FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO JANUARY 31, 2013 (UNAUDITED)

PAGES	6 - 13	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Rockford Minerals, Inc.
(An Exploration Stage Company)
Condensed Balance Sheets

ASSETS

	January 31, 2013	October 31, 2012
	(Unaudited)

Current Assets
Cash	$140	$1,447
Total Assets	$140	$1,447

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$34,628	$30,553
Notes payable - shareholder	12,876	7,375
Shareholder loans	291	291
Total Liabilities	47,795	38,219

Commitments and Contingencies

Stockholders' Deficiency
Common stock, $0.001 par value; 100,000,000 shares authorized,
11,832,546 and 11,632,946 shares issued and outstanding, respectively	11,833	11,633
Additional paid-in capital	184,132	172,900
Less: Subscription Receivable	(10)	(10)
Accumulated Deficit During the Exploration Stage	(243,610)	(221,295)
Total Stockholders' Deficiency	(47,655)	(36,772)

Total Liabilities and Stockholders' Deficiency	$140	$1,447

See accompanying notes to condensed unaudited financial statements

Rockford Minerals, Inc.
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)

			For the Period From
	For the Three Months Ended January 31,		October 29, 2007 (Inception) to
	2013	2012	January 31, 2013

Operating Expenses
Mining development rights	$-	$-	$15,297
Professional fees	14,166	14,646	153,510
General and administrative	7,997	6,123	69,035
Total Operating Expenses	22,163	20,769	237,842

Loss from Operations	(22,163)	(20,769)	(237,842)

Other Expense
Interest Expense	(152)	(601)	(5,514)
Loss on Exchange	-	-	(254)
Total Other Expenses	(152)	(601)	(5,768)

Loss from Operations Before Provision for Income Taxes	(22,315)	(21,370)	(243,610)

Provision for Income Taxes	-	-	-

Net Loss	$(22,315)	$(21,370)	$(243,610)

Net Loss Per Share - Basic and Diluted	$-	$-

Weighted average number of shares outstanding
during the period - Basic and Diluted	11,771,131	10,082,319

See accompanying notes to condensed unaudited financial statements

Rockford Minerals, Inc.
(An Exploration Stage Company)
Condensed Statement of Changes in Stockholders' Equity/(Deficiency)
For the Period From October 29, 2007 (Inception) to January 31, 2013
(Unaudited)

	Common stock				Accumulated
	$.001 Par Value		Additional		Deficit during	Total
			Paid-in	Subscription	exploration	Stockholders' Equity
	Shares	Amount	Capital	Receivable	stage	(Deficiency)

Balance October 29, 2007 (Inception)	-	$-	$-	$-	$-	$-

In kind contribution of services	-	-	1,340	-	-	1,340

Net loss for the period October 29, 2007 (Inception ) to October 31, 2007	-	-	-	-	(1,340)	(1,340)

Balance October 31, 2007	-	-	1,340	-	(1,340)	-

Common stock issued to founder ($0.001/Sh)	6,000,000	6,000	-	-	-	6,000

In kind contribution of services	-	-	6,240	-	-	6,240

Net loss October 31, 2008	-	-	-	-	(22,879)	(22,879)

Balance October 31, 2008	6,000,000	6,000	7,580	-	(24,219)	(10,639)

Common stock issued for cash ($0.015/Sh)	3,000,000	3,000	42,000	-	-	45,000

In kind contribution of services	-	-	6,240	-	-	6,240

In kind contribution of interest	-	-	977	-	-	977

Net loss October 31, 2009	-	-	-	-	(24,694)	(24,694)

Balance October 31, 2009	9,000,000	9,000	56,797	-	(48,913)	16,884

Common stock issued for cash ($0.015/Sh)	1,000,000	1,000	14,000	(3,000)	-	12,000

Collection of subscription receivable	-	-	-	3,000	-	3,000

In kind contribution of services	-	-	6,240	-	-	6,240

Net loss October 31, 2010	-	-	-	-	(41,541)	(41,541)

Balance October 31, 2010	10,000,000	10,000	77,037	-	(90,454)	(3,417)

In kind contribution of services	-	-	6,240	-	-	6,240

In kind contribution of interest	-	-	677	-	-	677

Net loss October 31, 2011	-	-	-	-	(62,275)	(62,275)

Balance October 31, 2011	10,000,000	10,000	83,954	-	(152,729)	(58,775)

Common stock issued for cash ($0.05/Sh)	633,366	633	31,035	(10)	-	31,658

Shares issued to principal shareholder in exchange for note payable	999,580	1,000	48,979	-	-	49,979

In kind contribution of services	-	-	5,720	-	-	5,720

In kind contribution of interest	-	-	3,212	-	-	3,212

Net loss for theyear ended October 31 , 2012	-	-	-	-	(68,566)	(68,566)

Balance October 31, 2012	11,632,946	$11,633	$172,900	$(10)	$(221,295)	$(36,772)

Common stock issued for cash ($0.05/Sh)	199,600	200	9,780	-	-	9,980

In kind contribution of services	-	-	1,300	-	-	1,300

In kind contribution of interest	-	-	152	-	-	152

Net loss for the three months ended January 31, 2013	-	-	-	-	(22,315)	(22,315)

Balance January 31, 2013	11,832,546	$11,833	$184,132	$(10)	$(243,610)	$(47,655)

See accompanying notes to condensed unaudited financial statements

Rockford Minerals, Inc.
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended January 31,		For the Period From October 29, 2007 (Inception) to
	2013	2012	January 31, 2013
Cash Flows From Operating Activities:
Net Loss	$(22,315)	$(21,370)	$(243,610)
Adjustment to reconcile net loss to net cash used in operations
In kind contribution of services	1,300	1,560	33,320
In-kind contribution of interest	152	601	5,018
Changes in operating assets and liabilities:
Increase in accounts payable	4,075	4,030	34,628
Net Cash Used In Operating Activities	(16,788)	(15,179)	(170,644)

Cash Flows From Financing Activities:
Proceeds from notes payable - shareholder	5,704	1,000	88,062
Repayment of notes payable - shareholder	(203)	-	(25,206)
Proceeds from shareholder loans	-	3,000	11,044
Repayment of shareholder loans	-	(5,873)	(10,754)
Proceeds from issuance of common stock	9,980	14,688	107,638
Net Cash Provided by Financing Activities	15,481	12,815	170,784

Net Increase (Decrease) in Cash	(1,307)	(2,364)	140

Cash at Beginning of Period/Year	1,447	2,860	-

Cash at End of Period/Year	$140	$496	$140

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$497
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in conversion of related party loan	$-	$-	$49,979
Stock sold for subscription	$-	$-	$10

See accompanying notes to condensed unaudited financial statements

ROCKFORD MINERALS, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JANUARY 31, 2013

(UNAUDITED)

NOTE1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

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

Cash includes deposits at foreign financial institutions which are not covered by FDIC. As of January 31, 2013 and October 31, 2012, the Company held $140 and $1,447, respectively, of US funds in a Canadian bank.

(D) Property and Equipment, Mining Properties (Exploration Costs)

In accordance with FASB Accounting Standards Codification No. 930, Extractive Activities – Mining, costs of acquiring mining properties are capitalized when proven and probable reserves exist and the property is a commercially mineable property. If the criteria are not met for capitalization, the costs of acquiring mining properties are expensed as incurred. Mining exploration costs are also expensed as incurred. When it has been determined that a mineral property can be commercially developed, mining development costs incurred either to develop new gold, silver, lead or copper deposits, expand the capacity of operating mines, or to develop mine areas substantially in advance of current production are capitalized. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates, at least quarterly, the carrying value of capitalized mining costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of the carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value.

ROCKFORD MINERALS, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JANUARY 31, 2013

(UNAUDITED)

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

(E) Loss Per Share

Basic loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification No. 260, Earnings Per Share. As of January 31, 2013 and 2012, there were no common share equivalents outstanding.

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

AS OF JANUARY 31, 2013

(UNAUDITED)

(I) Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on the Company’s net loss or cash flows.

(J) Recent Accounting Pronouncements

In December 2011, FASB issued Accounting Standards Update 2011-11, Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. Management has evaluated the adoption of this standard and determined it does not have a material impact on our results of operations, cash flows, or financial condition.

NOTE 2	GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company is in the exploration stage with minimal operations, has a net loss of $243,610 since inception and has used cash from operations of $170,644 from inception. In addition, there is a working capital deficiency and stockholders’ deficiency of $47,655 as of January 31, 2013. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3	NOTES PAYABLE - SHAREHOLDER

During the three months ended January 31, 2013, the CFO loaned an additional $5,704 to the Company to pay Company expenses. The note is non-interest bearing, unsecured and due on demand. As of January 31, 2013 the principal stockholder was owed $12,876 from the Company. (See Note 6)

ROCKFORD MINERALS, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JANUARY 31, 2013

(UNAUDITED)

During the year ended October 31, 2012, the CFO loaned an additional $22,481 to the Company to pay Company expenses. The note is non-interest bearing, unsecured and due on demand. (See Note 6)

On September 26, 2012 the principal stockholder converted $49,979, of the note payable owed into 995,580 shares of common stock at $0.05 per share. As of October 31, 2012 the principal stockholder was owed $7,375 from the Company (See Note 6).

For the year ended October 31, 2011, the CFO paid $34,874 of expenses on behalf of the Company. Pursuant to the terms of the note agreements, the amount is non-interest bearing, unsecured and due on demand (See Note 6).

For the year ended October 31, 2009,the CEO loaned $6,500 to the Company. This note is non interest bearing, unsecured, and due on demand (See Note 6).

For the year ended October 31, 2008, the CEO loaned $18,503 to the Company. This note is non interest bearing, unsecured, and due on demand (See Note 6).

For the year ended October 31, 2009, the CEO was repaid $25,500 by the Company which included $497 of interest (See Note 6).

For the three months ended January 31, 2013, the company recorded $152 of imputed interest related to shareholder loans and notes payable as an in-kind contribution (See Notes 5 and 6).

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

AS OF JANUARY 31, 2013

(UNAUDITED)

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

AS OF JANUARY 31, 2013

(UNAUDITED)

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

In kind contribution of services and interest

For the three months ended January 31, 2013, an officer of the Company contributed services having a fair value of $1,300 (See Note 6).

For the year ended October 31, 2012, the officers of the Company contributed services having a fair value of $5,520 (See Note 6).

For the year ended October 31, 2011, the officers of the Company contributed services having a fair value of $6,240(See Note 6).

For the three months ended January 31, 2013, the Company recorded $152 of imputed interest related to shareholder loans payable and notes payable as an in-kind contribution (See Notes 3 and 6).

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

AS OF JANUARY 31, 2013

(UNAUDITED)

For the period from October 29, 2007 (inception) through October 31, 2007, the CEO and CFO of the Company contributed service having a fair value of $1,340 (See Note 6).

NOTE 6	RELATED PARTY TRANSACTIONS

For the three months ended January 31, 2013, the Company recorded $152 of imputed interest related to shareholder notes payable as an in-kind contribution (See Notes 3 and 5).

For the year ended October 31, 2012, the Company recorded $3,212 of imputed interest related to shareholder loans and notes payable as an in-kind contribution (See Notes 3 and 5).

For the three months ended January 31, 2013 the officer of the Company contributed services having a fair value of $1,300 (See Note 5).

For the year ended October 31, 2012, the CFO of the Company contributed services having a fair value of $5,720 (See Note 5).

During the three months ended January 31, 2013, a shareholder loaned $5,704 to the Company to cover operating expenses and was repaid $203 (See Note 3).

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

AS OF JANUARY 31, 2013

(UNAUDITED)

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

Subsequent to January 31, 2013, a shareholder loaned an additional $5,500 to the Company to cover operating expenses.  These loans are non-interest bearing, unsecured and due on demand.

On March 8, 2013, the Company issued 40,000 shares of common stock for cash of $2,000 ($0.05 per share).

On February 15, 2013, the Company issued 60,000 shares of common stock for cash of $3,000 ($0.05 per share).

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

Results of Operations for the three months ended January 31, 2013, compared to the three months ended January 31, 2012

Mining Development Rights. During the three month periods ended January 31, 2013 and 2012, the Company did not incur any costs to develop its mineral rights.

Professional Fees. During the three month period ended January 31, 2013, the Company incurred $14,166 in professional fees compared to $14,646 for the three month period ended January 31, 2012, a decrease of 3%. Professional fees were paid primarily to the attorneys and accountants of the Company for legal compliance and SEC public company reporting requirements.

General and Administrative Expenses. During the three month period ended January 31, 2013, the Company incurred $7,997 of general and administrative expenses compared to $6,123 during the three month period ended January 31, 2012, an increase of 31% in general administrative expenses. The general and administrative costs were comprised of administrative expenses in-kind filing fees and in-kind contributions of services.

Net Loss. During the three month period ended January 31, 2013, the Company incurred a net loss of $22,315 compared to a net loss of $21,370 during the three month period ended January 31, 2012, a decrease in net loss of 4%.

Revenues. We have not earned any revenues since our incorporation on October 29, 2007 through January 31, 2013.  We do not anticipate producing revenues unless we enter into commercial production on our Rockford Lode mining claim, which is doubtful.  We can provide no assurance that we will discover economic mineralization on the Rockford Lode claim, or if such minerals are discovered, that we will enter into commercial production.

Liquidity and Capital Resources

Our cash and cash equivalents were $140 at January 31, 2013. We will need additional capital to continue operations for the next twelve months. We intend to rely upon the issuance of common stock, loans from shareholders and, shareholder notes payable to fund administrative expenses and continued operations. However,  no shareholder is under obligation to provide such funding.

Net Cash Used in Operating Activities. For the three months ended January 31, 2013 compared to the prior years, cash flows from operating activities increased from $15,179 to $16,788.   From October 29, 2007 (inception) to January 31, 2013, net cash of $170,644 was used for operating activities.

Net Cash Provided By Financing Activities. For the three months ended January 31, 2013 compared to the prior years, cash flows from financing activities increased from $12,815 to $15,481.   October 29, 2007 (inception) to January 31, 2013, net cash of $170,784 was generated from financing activities. These funds consisted of general and administrative expenses paid by shareholder loans on behalf of the Company as well as shareholder notes payable. This amount is recorded as shareholder loans payable and notes payable.

Going Concern

The Company is in the development stage with limited operations, and has a net loss since inception of $243,610. The Company has a negative working capital and stockholders’ deficiency of $47,655 at January 31, 2013. This raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital through stockholder loans and implement its business plan.

Management believes that actions presently being taken to obtain additional stockholder loans and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Critical Accounting Policies

Development Stage

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include equity based financing and further implementation of the business plan.

Risks and Uncertainties

The Company intends to operate in an industry that is subject to rapid change. The Company's operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks associated with a development stage company, including the potential risk of business failure.

Use of Estimates

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

Cash

The Company had $140 of cash or cash equivalents at January 31, 2013.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet transactions, arrangements, or obligations that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity, or capital resources.

Recent Accounting Pronouncements

In December 2011, FASB issued Accounting Standards Update 2011-11, “Balance Sheet – Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity’s balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. Management has evaluated the adoption of this standard and determined it does not have a material impact on our results of operations, cash flows, or financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting Company as defined by Rule 12b-2 under the Securities Exchange Act of 1934, and are not required to provide the information required under this item.

Item 4. Control and Procedures

Evaluation of Disclosure Controls

Our President, who is also our Chief Financial Officer and serves as our principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the “Evaluation Date”) as of the end of the period covered by this report. Our management does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goal under all potential future conditions. Based on the evaluation as of the end of the period covered by this report, our President and Chief Financial Officer who also serves as our principal financial officer concluded that our disclosure in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our President and Chief Financial Officer who serves as our Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

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

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 18, 2013

ROCKFORD MINERALS INC.

By:	/s/ Gregory J. Neely
Gregory J. Neely, Director, President, Secretary, Treasurer, chief financial officer and principal accounting officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

