Form 10-Q
period 2013-04-30
ROCKFORD MINERALS INC /FI
filed 2013-06-20
CIK 844538

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	For the quarterly period ended April 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,264,146 shares of common stock at June 19, 2013.

ROCKFORD MINERALS INC.

INDEX

PART	I -	FINANCIAL INFORMATION

Item	1.	Financial Statements:

		Condensed Balance Sheets as of April 30, 2013
		(Unaudited) and October 31, 2012	2

		Condensed Statements of Operations for the three months and six months
		ended April 30, 2013 and 2012 (Unaudited), and for the period from October 29, 2007 (inception) to April 30, 2013
		(Unaudited)	3

		Condensed Statements of Changes in Stockholders’
		Deficiency for the period from October 29, 2007 (inception) to April 30, 2013
		(Unaudited)	4

		Condensed Statements of Cash Flows for the six months ended April 30, 2013 (Unaudited), and for the period from October 29, 2007 (inception) to April 30, 2013 (Unaudited)	5

		Notes to Condensed Financial Statements (Unaudited)	6

Item	2.	Management's Discussion and Analysis of Financial Condition and
		Results of Operations	15

Item	3.	Quantitative and Qualitative Disclosure About Market Risk	19

Item	4.	Controls and Procedures	19

PART	II-	OTHER INFORMATION

Item	1.	Legal Proceedings	19

Item	1A.	Risk Factors	19

Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item	3.	Defaults Upon Senior Securities	20

Item	4.	Mine Safety Procedures	20

Item	5.	Other Information	20

Item	6.	Exhibits	20

Signatures			21

Item 1. Financial Statements

ROCKFORD MINERALS, INC.

(AN EXPLORATION STAGE COMPANY)

CONTENTS

PAGE	2	CONDENSED BALANCE SHEETS AS OF APRIL 30, 2013 (UNAUDITED) AND AS OF OCTOBER 31, 2012

PAGE	3	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2013 AND 2012 (UNAUDITED), AND FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO APRIL 30, 2013 (UNAUDITED)

PAGE	4	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO APRIL 30, 2013 (UNAUDITED)

PAGE	5	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED APRIL 30, 2013 AND 2012 (UNAUDITED), AND FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO APRIL 30, 2013 (UNAUDITED)

PAGES	6 - 14	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Rockford Minerals, Inc.
(An Exploration Stage Company)
Condensed Balance Sheets

ASSETS

	April 30, 2013	October 31, 2012
	(Unaudited)

Current Assets
Cash	$447	$1,447
Total Assets	$447	$1,447

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$38,661	$30,553
Notes payable - shareholder	-	7,375
Shareholder loans	-	291
Total Liabilities	38,661	38,219

Commitments and Contingencies

Stockholders' Deficiency
Common stock, $0.001 par value; 300,000,000 shares authorized,
12,264,146 and 11,632,946 shares issued and outstanding, respectively	12,264	11,633
Additional paid-in capital	208,966	172,900
Less: Subscription Receivable	(10)	(10)
Accumulated Deficit During the Exploration Stage	(259,434)	(221,295)
Total Stockholders' Deficiency	(38,214)	(36,772)

Total Liabilities and Stockholders' Deficiency	$447	$1,447

See accompanying notes to condensed unaudited financial statements

Rockford Minerals, Inc.
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended April 30,		For the Six Months Ended April 30,		For the Period From
	2013	2012	2013	2012	October 29, 2007 (Inception) to April 30, 2013

Operating Expenses
Mining development rights	$-	$-	$-	$-	$15,297
Professional fees	12,390	12,880	26,556	27,526	165,900
General and administrative	3,124	4,975	11,121	11,098	72,159
Total Operating Expenses	15,514	17,855	37,677	38,624	253,356

Loss from Operations	(15,514)	(17,855)	(37,677)	(38,624)	(253,356)

Other Expense
Interest Expense	(310)	(726)	(462)	(1,328)	(5,824)
Loss on Exchange	-	-	-	-	(254)
Total Other Expenses	(310)	(726)	(462)	(1,328)	(6,078)

Loss from Operations Before Provision for Income Taxes	(15,824)	(18,581)	(38,139)	(39,952)	(259,434)

Provision for Income Taxes	-	-	-	-	-

Net Loss	$(15,824)	$(18,581)	$(38,139)	$(39,952)	$(259,434)

Net Loss Per Share - Basic and Diluted	$-	$-	$-	$-

Weighted average number of shares outstanding
during the period - Basic and Diluted	11,962,056	10,146,883	11,865,533	10,114,423

See accompanying notes to condensed unaudited financial statements

Rockford Minerals, Inc.
(An Exploration Stage Company)
Condensed Statement of Changes in Stockholders' Deficiency
For the Period From October 29, 2007 (Inception) to April 30, 2013
(Unaudited)

	Common stock				Accumulated
	$.001 Par Value		Additional		Deficit during	Total
			Paid-in	Subscription	exploration	Stockholders' Equity
	Shares	Amount	Capital	Receivable	stage	(Deficiency)

Balance October 29, 2007 (Inception)	-	$-	$-	$-	$-	$-

In kind contribution of services	-	-	1,340	-	-	1,340

Net loss for the period October 29, 2007 (Inception ) to October 31, 2007	-	-	-	-	(1,340)	(1,340)

Balance October 31, 2007	-	-	1,340	-	(1,340)	-

Common stock issued to founder ($0.001/Sh)	6,000,000	6,000	-	-	-	6,000

In kind contribution of services	-	-	6,240	-	-	6,240

Net loss October 31, 2008	-	-	-	-	(22,879)	(22,879)

Balance October 31, 2008	6,000,000	6,000	7,580	-	(24,219)	(10,639)

Common stock issued for cash ($0.015/Sh)	3,000,000	3,000	42,000	-	-	45,000

In kind contribution of services	-	-	6,240	-	-	6,240

In kind contribution of interest	-	-	977	-	-	977

Net loss October 31, 2009	-	-	-	-	(24,694)	(24,694)

Balance October 31, 2009	9,000,000	9,000	56,797	-	(48,913)	16,884

Common stock issued for cash ($0.015/Sh)	1,000,000	1,000	14,000	(3,000)	-	12,000

Collection of subscription receivable	-	-	-	3,000	-	3,000

In kind contribution of services	-	-	6,240	-	-	6,240

Net loss October 31, 2010	-	-	-	-	(41,541)	(41,541)

Balance October 31, 2010	10,000,000	10,000	77,037	-	(90,454)	(3,417)

In kind contribution of services	-	-	6,240	-	-	6,240

In kind contribution of interest	-	-	677	-	-	677

Net loss October 31, 2011	-	-	-	-	(62,275)	(62,275)

Balance October 31, 2011	10,000,000	10,000	83,954	-	(152,729)	(58,775)

Common stock issued for cash ($0.05/Sh)	633,366	633	31,035	(10)	-	31,658

Shares issued to principal shareholder in exchange for note payable	999,580	1,000	48,979	-	-	49,979

In kind contribution of services	-	-	5,720	-	-	5,720

In kind contribution of interest	-	-	3,212	-	-	3,212

Net loss for the year ended October 31 , 2012	-	-	-	-	(68,566)	(68,566)

Balance October 31, 2012	11,632,946	$11,633	$172,900	$(10)	$(221,295)	$(36,772)

Common stock issued for cash ($0.05/Sh)	299,400	300	14,670	-	-	14,970

Shares issued to principal shareholder in exchange for note payable	331,800	331	18,334	-	-	18,665

In kind contribution of services	-	-	2,600	-	-	2,600

In kind contribution of interest	-	-	462	-	-	462

Net loss for the six months ended April 30, 2013	-	-	-	-	(38,139)	(38,139)

Balance April 30, 2013	12,264,146	$12,264	$208,966	$(10)	$(259,434)	$(38,214)

See accompanying notes to condensed unaudited financial statements

Rockford Minerals, Inc.
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended April 30,		For the Period From
	2013	2012	October 29, 2007 (Inception) to April 30, 2013
Cash Flows From Operating Activities:
Net Loss	$(38,139)	$(39,952)	$(259,434)
Adjustment to reconcile net loss to net cash used in operations
In kind contribution of services	2,600	3,120	34,620
In-kind contribution of interest	462	1,328	5,329
Changes in operating assets and liabilities:
Increase in accounts payable	8,108	12,821	38,661
Net Cash Used In Operating Activities	(26,969)	(22,683)	(180,824)

Cash Flows From Financing Activities:
Proceeds from notes payable - shareholder	11,202	8,093	93,560
Repayment of notes payable - shareholder	(203)	-	(25,206)
Proceeds from shareholder loans	3,250	4,430	14,294
Repayment of shareholder loans	(3,250)	(5,873)	(14,004)
Proceeds from issuance of common stock	14,970	14,688	112,627
Net Cash Provided by Financing Activities	25,969	21,338	181,271

Net Increase (Decrease) in Cash	(1,000)	(1,345)	447

Cash at Beginning of Period/Year	1,447	2,860	-

Cash at End of Period/Year	$447	$1,515	$447

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$497
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in conversion of related party loan	$18,665	$-	$68,644
Stock sold for subscription	$-	$-	$10

See accompanying notes to condensed unaudited financial statements

ROCKFORD MINERALS, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

APRIL 30, 2013

(UNAUDITED)

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

Cash includes deposits at foreign financial institutions which are not covered by FDIC. As of April 30, 2013 and October 31, 2012, the Company held $447 and $1,447, respectively, of US funds in a Canadian bank.

(D)	Property and Equipment, Mining Properties (Exploration Costs)

In accordance with FASB Accounting Standards Codification No. 930, Extractive Activities – Mining, costs of acquiring mining properties are capitalized when proven and probable reserves exist and the property is a commercially mineable property. If the criteria are not met for capitalization, the costs of acquiring mining properties are expensed as incurred. Mining exploration costs are also expensed as incurred. When it has been determined that a mineral property can be commercially developed, mining development costs incurred either to develop new gold, silver, lead or copper deposits, expand the capacity of operating mines, or to develop mine areas substantially in advance of current production are capitalized. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates, at least quarterly, the carrying value of capitalized mining costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of the carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value.The Company capitalizes costs for mining properties by individual property and defers such costs for later amortization only if the prospects for economic productions are reasonably certain.

ROCKFORD MINERALS, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

APRIL 30, 2013

(UNAUDITED)

Capitalized costs are expensed in the period when the determination has been made that economic production does not appear reasonably certain. The Company currently does not have any capitalized mining costs and all mining costs have been expensed.

(E)	Loss Per Share

Basic income per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification No. 260, Earnings Per Share. As of April 30, 2013 and 2012, there were no common share equivalents outstanding.

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

The carrying amounts of the Company’s financial instruments including accounts payable, notes payable- stockholder, and stockholder loans approximate fair value due to the relatively short period to maturity for these instruments.

ROCKFORD MINERALS, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

APRIL 30, 2013

(UNAUDITED)

(I)	Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on the Company’s net loss or cash flows.

(J)	Recent Accounting Pronouncements

In February 2013, FASB issued Accounting Standards Update 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force). This guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This stipulates that (1) it will include the amount the entity agreed to pay for the arrangement between them and the other entities that are also obligated to the liability and (2) any additional amount the entity expects to pay on behalf of the other entities. The objective of this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. The amendments in this update are effective for fiscal periods (and interim reporting periods within those years) beginning after December 15, 2013. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

In February 2013, FASB issued Accounting Standards Update 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This update requires an entity to provide information about the amount reclassified out of accumulated other comprehensive income by component. The entity is also required to disclose significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting periods. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other discourses required under U.S. GAAP that provide additional detail about those amounts. The objective in this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update should be applied prospectively for reporting periods beginning after December 15, 2013. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

ROCKFORD MINERALS, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

APRIL 30, 2013

(UNAUDITED)

NOTE 2	GOING CONCERN

As reflected in the accompanying condensed unaudited financial statements, the Company is in the exploration stage with minimal operations, has a net loss of $259,434 since inception and has used cash from operations of $180,824 from inception. In addition, there is a working capital deficiency and stockholders’ deficiency of $38,214 as of April 30, 2013. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3	NOTES PAYABLE - STOCKHOLDER

During the six months ended April 30, 2013, the CFO loaned an additional $11,202 to the Company to pay Company expenses and was repaid $203. The note is non-interest bearing, unsecured and due on demand. On April 15, 2013, the principal stockholder, who is also the CEO, converted $18,665 of loans payable, which included all the amounts due to him under previous loan agreements, into 331,800 shares of common stock at $0.05 per share. As of April 30, 2013, the CFO was owed $0 from the Company (See Notes 4 and 6).

For the six months ended April 30, 2013, the company recorded $462 of imputed interest related to Stockholder loans and notes payable as an in-kind contribution (See Notes 5 and 6).

During the year ended October 31, 2012, the CFO loaned an additional $22,481 to the Company to pay Company expenses. The loan is non-interest bearing, unsecured and due on demand. On September 26, 2012 the principal stockholder converted $49,979, of the note payable owed, into 995,580 shares of common stock at $0.05 per share. As of October 31, 2012 the principal stockholder was owed $7,375 from the Company (See Note 6).

For the year ended October 31, 2012, the Company recorded $3,212 of imputed interest related to stockholder loans and notes payable as an in-kind contribution (See Notes 5 and 6).

For the year ended October 31, 2011, the CFO paid $34,874 of expenses on behalf of the Company. Pursuant to the terms of the note agreements, the amount is non-interest bearing, unsecured and due on demand (See Note 6).

ROCKFORD MINERALS, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

APRIL 30, 2013

(UNAUDITED)

For the year ended October 31, 2011, the Company recorded $677 of imputed interest related to stockholder loans and notes payable as an in-kind contribution (See Notes 5 and 6).

For the year ended October 31, 2009, the CEO loaned $6,500 to the Company. This loan is non interest bearing, unsecured, and due on demand (See Note 6).

For the year ended October 31, 2009, the Company recorded $977 of imputed interest related to stockholder loans payable as an in-kind contribution (See Notes 5 and 6).

For the year ended October 31, 2008, the CEO loaned $18,503 to the Company. This loan is non interest bearing, unsecured, and due on demand (See Note 6).

For the year ended October 31, 2009, the CEO was repaid $25,500 by the Company which included $497 of interest (See Note 6).

NOTE 4	STOCKHOLDER LOANS

For the six months ended April 30, 2013, a Stockholder loaned an additional $3,250 and was repaid $3,250 to the Company to pay Company expenses. These loans are non-interest bearing, unsecured and due on demand. On April 15, 2013, the principal stockholder converted $18,665, which included the Stockholder loan of $291 and remaining note payable balance outstanding into 331,800 shares of common stock at $0.05 per share. As of April 30, 2013, the principal stockholder was owed $0 from the Company (See Notes 3 and 6).

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

NOTE 5	STOCKHOLDERS’ DEFICIENCY

Increase in Authorized Shares

On April 17, 2013, the Company increased the authorized shares of common stock from 100,000,000 to 300,000,000 shares.

On August 24, 2010, the Company increased the authorized shares of common stock from 10,000,000 to 100,000,000 shares.

ROCKFORD MINERALS, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

APRIL 30, 2013

(UNAUDITED)

Common Stock Issued for Cash

On March 8, 2013, the Company issued 39,800 shares of common stock for cash of $1,990 ($0.05 per share).

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

ROCKFORD MINERALS, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

APRIL 30, 2013

(UNAUDITED)

In kind contribution of services and interest

For the six months ended April 30, 2013, the officer of the Company contributed services having a fair value of $2,600 (See Note 6).

For the six months ended April 30, 2013, the Company recorded $462 of imputed interest related to stockholder loans payable as an in-kind contribution (See Notes 3 and 6).

For the year ended October 31, 2012, the officers of the Company contributed services having a fair value of $5,520 (See Note 6).

For the year ended October 31, 2012, the Company recorded $3,212 of imputed interest related to stockholder loans payable as an in-kind contribution (See Notes 3 and 6).

For the year ended October 31, 2011, the officers of the Company contributed services having a fair value of $6,240(See Note 6).

For the year ended October 31, 2011, the Company recorded $677 of imputed interest related to stockholder loans payable as an in-kind contribution (See Notes 3 and 6).

For the year ended October 31, 2010, the officers of the Company contributed services having a fair value of $6,240 (See Note 6).

For the year ended October 31, 2009, the officers of the Company contributed services having a fair value of $6,240 (See Note 6).

For the year ended October 31, 2009, the Company recorded $977 of imputed interest related to stockholder loans payable as an in-kind contribution (See Notes and 6).

For the year ended October 31, 2008, the officers of the Company contributed services having a fair value of $6,240 (See Note 6).

For the period from October 29, 2007 (inception) through October 31, 2007, the CEO and CFO of the Company contributed service having a fair value of $1,340 (See Note 6).

NOTE 6	RELATED PARTY TRANSACTIONS

During the six months ended April 30, 2013, the CFO loaned an additional $11,202 in loan payable and $3,250 in a note payable to the Company to pay Company expenses and was repaid $3,453. The loan is non-interest bearing, unsecured and due on demand. On April 15, 2013 the principal stockholder, who is also the CFO, converted $18,665 of loans payable, which included all the amounts due to him under previous loan agreements, into 331,800 shares of common stock at $0.05 per share. As of April 30, 2013, the CFO was owed $0 from the Company (See Notes 3, 4 and 6).

ROCKFORD MINERALS, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

APRIL 30, 2013

(UNAUDITED)

For the six months ended April 30, 2013, the Company recorded $462 of imputed interest related to stockholder loans and notes payable as an in-kind contribution (See Notes 3 and 5).

For the six months ended April 30, 2013 the officer of the Company contributed services having a fair value of $2,600 (See Note 5).

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

For the year ended October 31, 2012, the Company recorded $3,212 of imputed interest related to stockholder loans and notes payable as an in-kind contribution (See Notes 3 and 5).

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

For the year ended October 31, 2011, the Company recorded $677 of imputed interest related to stockholder loans and notes payable as an in-kind contribution (See Notes 3 and 5).

For the year ended October 31, 2011, the CEO and CFO of the Company contributed services having a fair value of $6,240 (See Note 5).

ROCKFORD MINERALS, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

APRIL 30, 2013

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

For the year ended October 31, 2009, the Company recorded $977 of imputed interest related to stockholder loans payable as an in-kind contribution (See Notes 3 and5).

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

The Company has entered discussions to complete a reverse merger with Tropic Spa, Inc.  No formal agreement has been reached and there is no guarantee this transaction will take place.  In connection with this potential transaction and subsequent to April 30, 2013, the CEO  of Tropic Spa, Inc. has loaned the Company a total of $23,912 through the issuance of two separate loans in the amounts of $12,000 and $11,912, respectively.  The loans are non-interest bearing and due on demand.

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

Proposed Acquisition and Change of Control

The Company and certain stockholders of the Company are in advanced discussions with our company and its stockholders involving a stock exchange agreement and related agreements through which the Company will acquire 100% of an operating company engaged in the tanning and spa business. No agreements have been finalized but are expected to be finalized in the near future. In the event the agreements are finalized, there will be a change in control of the ownership of the Company and there will be a change in Board of Directors and officers of the Company.

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

Results of Operations for the three months ended April 30, 2013, compared to the three months ended April 30, 2012.

Mining Development Rights. During the three month periods ended April 30, 2013 and 2012, the Company did not incur any costs to develop its mineral rights.

Professional Fees. During the three month period ended April 30, 2013, the Company incurred $12,390 in professional fees compared to $12,880 for the three month period ended April 30, 2012, a decrease of 4%. Professional fees were paid primarily to the attorneys and accountants of the Company for legal compliance and SEC public company reporting requirements.

General and Administrative Expenses. During the three month period ended April 30, 2013, the Company incurred $3,124 of general and administrative expenses compared to $4,975 during the three month period ended April 30, 2012, a decrease of 37% in general administrative expenses. The general and administrative costs were comprised of administrative expenses including filing fees and including contributions of services.

Net Loss. During the three month period ended April 30, 2013, the Company incurred a net loss of $15,824 compared to a net loss of $18,581 during the three month period ended April 30, 2012, a decrease in net loss of 15%, primarily because the Company has had no revenues from operations from its development stage mining operations.

Revenues. We have not earned any revenues since our incorporation on October 29, 2007, through April 30, 2013. We do not anticipate producing revenues unless we enter into commercial production on our Rockford Lode mining claim, which is doubtful.  We can provide no assurance that we will discover economic mineralization on the Rockford Lode claim, or if such minerals are discovered, that we will enter into commercial production.

Results of operations for the six months ended April 30, 2013, compared to the six months ended April 30, 2012.

Mining Development Rights. During the six month periods ended April 30, 2013 and 2012, the Company did not incur any costs to develop its mineral rights.

Professional Fees. During the six month period ended April 30, 2013, the Company incurred $26,556 in professional fees compared to $27,526 for the six month period ended April 30, 2012, a decrease of 4%. Professional fees were paid primarily to the attorneys and accountants of the Company for legal compliance and SEC public company reporting requirements.

General and Administrative Expenses. During the six month period ended April 30, 2013, the Company incurred $11,121 of general and administrative expenses compared to $11,098 during the six month period ended April 30, 2012, an increase of .02% in general administrative expenses. The general and administrative costs were comprised of administrative expenses including filing fees and including contributions of services.

Net Loss. During the six month period ended April 30, 2013, the Company incurred a net loss of $38,139 compared to a net loss of $39,952 during the six month period ended April 30, 2012, a decrease in net loss of 5%, primarily because the Company has had no revenues from operations from its development stage mining operations.

Revenues. We have not earned any revenues since our incorporation on October 29, 2007, through April 30, 2013. We do not anticipate producing revenues unless we enter into commercial production on our Rockford Lode mining claim, which is doubtful.  We can provide no assurance that we will discover economic mineralization on the Rockford Lode claim, or if such minerals are discovered, that we will enter into commercial production.

Liquidity and Capital Resources

Our cash balance was $447 at April 30, 2013. We will need additional capital to continue operations for the next twelve months. We intend to rely upon the issuance of common stock, loans from shareholders and, shareholder notes payable to fund administrative expenses and continued operations. However,  no shareholder is under any obligation to provide such funding.

Net Cash Used in Operating Activities . For the six months ended April 30, 2013 compared to the prior years, net cash used in operating activities increased to $26,969 from $22,683.   From October 29, 2007 (inception) to April 30, 2013, net cash of $180,824 was used for operating activities. This increase arose from an increase in the number of shares of Common Stock sold in private placements by the Company.

Net Cash Provided By Financing Activities . For the six months ended April 30, 2013 compared to the prior year, cash flows from financing activities decreased from $25,969 to $21,338.   October 29, 2007 (inception) to April 30, 2013, net cash of $181,271 was generated from financing activities. These funds were provided by shareholder loans and notes payable for use by the Company to fund general and administrative expenses. These amounts are recorded as shareholder loans payable and notes payable.

Going Concern

The Company is in the exploration stage with limited operations, and has a net loss since inception to April 30, 2013 of $259,434. The Company has a negative working capital and stockholders’ deficiency of $38,214 at April 30, 2013. This raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital through stockholder loans and implement its business plan.

Critical Accounting Policies

Exploration Stage

The Company's financial statements are presented as those of an exploration stage enterprise. Activities during the exploration stage primarily include equity based financing and further implementation of the business plan.

Risks and Uncertainties

The Company intends to operate in an industry that is subject to rapid change. The Company's operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks associated with a exploration stage company, including the potential risk of business failure.

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

Cash

The Company had $447 of cash at April 30, 2013.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet transactions, arrangements, or obligations that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity, or capital resources.

Recent Accounting Pronouncements

In February 2013, FASB issued Accounting Standards Update 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force). This guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This stipulates that (1) it will include the amount the entity agreed to pay for the arrangement between them and the other entities that are also obligated to the liability and (2) any additional amount the entity expects to pay on behalf of the other entities. The objective of this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. The amendments in this update are effective for fiscal periods (and interim reporting periods within those years) beginning after December 15, 2013. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

In February 2013, FASB issued Accounting Standards Update 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This update requires an entity to provide information about the amount reclassified out of accumulated other comprehensive income by component. The entity is also required to disclose significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting periods. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other discourses required under U.S. GAAP that provide additional detail about those amounts. The objective in this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update should be applied prospectively for reporting periods beginning after December 15, 2013. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting Company as defined by Rule 12b-2 under the Securities Exchange Act of 1934, and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‟Exchange Act”)) as of the end of the period covered by this report.  Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on the evaluation as of April 30, 2013, for the reasons set forth below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of April 30,2013, the Company determined that there were control deficiencies that constituted the following material weakness:

•	The Company does not currently have an active Chief Financial Officer to oversee the day to day transactions and operations, which ensures the timely and accurate identification and reporting of all necessary transactions.

•	The Company does not have an independent audit committee that can review and approve significant transactions and the reporting process and provide independent oversight of the Company.

•	The Company is reliant on related parties to pay operating costs and properly identify and record transactions in a timely and accurate manner.

•	The Company is does not have adequate segregation of duties.

Changes in Internal Control over Financial Reporting

The following changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company has limited resources and exhausted the majority of its available cash.  Additionally, the CEO discontinued funding the Company during the quarter and in the subsequent period prior to filing this Form 10-Q, which resulted in the need to seek outside funding.  As a result of these facts, the Company’s oversight function has been reduced and resulted in the internal control weaknesses outlined above.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 8, 2012, the Company sold 99,800 shares of common stock for cash of $4,990 ($0.05 per share) in reliance upon Section 4(2) under the Securities Act of 1933.

On December 20, 2012, the Company sold 99,800 shares of common stock for cash of $4,990 ($0.05 per share) in reliance upon Section 4(2) under the Securities Act of 1933.

On February 25, 2013, the Company sold 60,000 shares of common stock for cash of $3,000 ($0.05 per share) in reliance upon Section 4(2) under the Securities Act of 1933.

The Company sold 39,800 shares of restricted common stock at $.05 per share for $1,990 in reliance upon Section 4(2) under the Securities Act of 1933 effective March 8, 2013.

On April 15, 2013, the Company sold 331,800 shares of its restricted common stock to Gregory J. Neely, our current President, in exchange for the cancellation of $18,665 in debt owed to him in reliance upon Regulation S under the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY PROCEDURES

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

ITEM 5. OTHER INFORMATION

The Company held a special meeting of its stockholders by written consent and the stockholders approved an amendment of the Articles of Incorporation to increase the authorized number of shares of the common stock of the Company from 100,000,000 to 300,000,000 shares of the common stock of the Company. The Amendment to the Certificate of Incorporation of the Company was filed on April 17, 2013, with the Nevada Secretary of State.

ITEM 6. EXHIBITS

1.	Amendment to Certificate of Incorporation filed April 17, 2013, increasing the authorized shares of common stock of the Company to 300,000,000 shares, $.001 par value.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 20, 2013

ROCKFORD MINERALS INC.

By:	/s/ Gregory J. Neely
Gregory J. Neely, Director, President, Secretary, Treasurer, chief financial officer and principal accounting officer

INDEX TO EXHIBITS

Exhibit

No.	Description

1.	Amendment to Certificate of Incorporation filed April 17, 2013, increasing the authorized shares of common stock of the Company to 300,000,000 shares, $.001 par value.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

