Form 10-Q/A
period 2013-04-30
ROCKFORD MINERALS INC /FI
filed 2013-06-24
CIK 844538

Washington, D.C. 20549

FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Explanatory Note

This amendment to the Form 10-Q quarterly report of Rockford Minerals, Inc. for the three month period ended April 30, 2013, is being filed to provide the XBRL filing that was not concurrently filed with Form 10-Q quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 21, 2013

ROCKFORD MINERALS INC.

By:	/s/ Gregory J. Neely
Gregory J. Neely, Director, President, Secretary, Treasurer, chief financial officer and principal accounting officer