Form 10-K
period 2013-08-31
ROCKFORD MINERALS INC /FI
filed 2013-12-09
CIK 844538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2013

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission file number 001-34911

TROPIC INTERNATIONAL INC.

(Exact name of registrant as specified in its charter)

Nevada	None
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1057 Parkinson Road, Unit #9 Woodstock, Ontario, Canada	N4S 7W3
(Address of principal executive offices)	(Zip Code)

(519) 421-1900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value	N/A
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $Nil

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 12,264,146 as of December 9, 2013

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (this “Report”) contains forward-looking statements. The forward-looking statements are contained principally the “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Report. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates”, “believes”, “seeks”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predicts”, “projects”, “should”, “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Such statements may include, but are not limited to, information related to: anticipated operating results; relationships with our customers; consumer demand; financial resources and condition; changes in revenues; changes in profitability; changes in accounting treatment; cost of sales; selling, general and administrative expenses; interest expense; the ability to produce the liquidity or enter into agreements to acquire the capital necessary to continue our operations and take advantage of opportunities; legal proceedings and claims.

Also, forward-looking statements represent our estimates and assumptions only as of the date of this Report. You should read this Report and the documents that we reference and file or furnish as exhibits to this Report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

PRESENTATION OF INFORMATION

Except as otherwise indicated by the context, references in this annual report to “we”, “us”, “our” and “the Company” are to the combined business of Tropic International Inc. and its consolidated subsidiaries, unless otherwise indicated.

This Report includes our audited consolidated financial statements as at and for the years ended August 31, 2013 and 2012. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All financial information in this annual report is presented in Canadian dollars, unless otherwise indicated, and should be read in conjunction with our audited consolidated financial statements and the notes thereto included in this Report.

As disclosed in our current report on Form 8-K dated July 3, 2013, on June 28, 2013 (the “Closing Date”), we completed a share exchange with Tropic Spa Inc. (“Tropic Spa”), an Ontario corporation, 1896432 Ontario Inc., an Ontario corporation (“Subco”), and certain of the shareholders of Tropic Spa (collectively, the “Tropic Spa Shareholders”), pursuant to which we acquired 78,030,877 common shares, or approximately 78% of the issued and outstanding shares, of Tropic Spa in exchange for the issuance of 78,030,877 preferred shares of Subco, our wholly owned subsidiary, to the Tropic Spa Shareholders on a one-for-one basis (the “Share Exchange”). As a result of the Share Exchange, Tropic Spa became our majority-owned subsidiary and the former shareholders of Tropic Spa became holders of the preferred shares of Subco, a company that has only one issued and outstanding common share which is held by us. The transaction was accounted for as a reverse takeover/recapitalization effected by a share exchange, wherein Tropic Spa is considered the acquirer for accounting and financial reporting purposes. Our consolidated financial statements are therefore, in substance, those of Tropic Spa.

2

PART I

Item 1. Business

Business Overview

We are a development stage company in the business of developing and commercializing an innovative home mist tanning system. Our goal is to market a unique system for convenient home use that delivers a full-body application and eliminates the harmful health effects associated with traditional tanning beds. The primary effect is exposure to ultraviolet (UV) radiation, and the consequences or such exposure have been well-documented by numerous organizations, including the American Cancer Society and the Canadian Cancer Society. They generally include an increase in the risk of contracting both melanoma and non-melanoma skin cancers as well as structural damage to the skin that can result in what dermatologists call “photoageing”, or premature wrinkles, freckles, leathery texture and a loss of elasticity.

To date, we have finalized the design of our product, applied for and acquired a United States Patent for it entitled “Apparatus for Spray Application of a Sunless Tanning Product” (the “Patent”) and have patents pending which are in the process of being completed for Australia, Canada, China and the European Union. We have also prepared our product for market and completed two phases of test marketing initiatives, and we are currently preparing to launch a comprehensive three-phase marketing strategy.

Our Corporate History and Background

We were incorporated as “Rockford Minerals Inc.” under the laws of the State of Nevada on October 29, 2007. From our inception until the closing of the Share Exchange, we sought to be a producer of gold and silver ore, and of other precious metals. On July 19, 2008, we acquired an undeveloped mining claim called the Rockford Lode Mining Claim located in Clark County, Nevada, for which we paid $12,000, including the cost of a geological report prepared by Sookochoff Consultants Inc. and Laurence Sookochoff, P. Eng., as a consulting geologist, for the purpose of recommending an exploration program. Due to lack of capital, we did not commence any phase of the exploration program recommended in the geological report.

On August 24, 2010, we filed a certificate of amendment with the Nevada Secretary of State to increase our authorized capital from 10,000,000 shares of common stock to 100,000,000, each with a par value of $0.001 per share. On April 17, 2013, we filed a certificate of amendment with the Nevada Secretary of State to increase our authorized capital from 100,000,000 shares of common stock to 300,000,000, each with a par value of $0.001 per share.

On June 24, 2013, we purchased one common share of Subco and one common share of 1896431 Ontario Inc., an Ontario corporation (“Callco”), from Gregory J. Neely, our former President, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and director. Both of these companies were incorporated on April 15, 2013 in anticipation of completing the Share Exchange, and became our wholly owned subsidiaries as a result of the share purchases.

Prior to the closing of the Share Exchange, we had not generated any revenue and our operations were primarily limited to capital formation, organization and development of our business plan. As a result of the Share Exchange, we ceased our prior operations and, through Tropic Spa, we now operate as a company that manufactures and sells home mist tanning units with a patent-protected feature.

In order to more accurately reflect our new business operations, on December 6, 2013, we changed our name from “Rockford Minerals Inc.” to “Tropic International Inc.” as a result of a merger with Tropic International Inc., our wholly-owned subsidiary that was incorporated solely to effect the name change.

Tropic Spa was incorporated under the laws of the Province Ontario on September 17, 2007. Its operations to date have consisted of business formation, strategic development, test marketing, technology development and capital raising activities. Tropic Spa has generated $58,086 in revenues since its inception. Its website is www.tropicspatan.com.

On April 11, 2013 and in anticipation of completing the Share Exchange, Tropic Spa completed a vertical amalgamation with 1893211 Ontario Inc., its wholly owned subsidiary. The amalgamation was approved by the directors of each of Tropic Spa and 1893211 Ontario Inc., and was completed for the sole purpose of merging the two corporations and carrying on as one entity.

Acquisition of Tropic Spa

On the Closing Date, we entered into a share exchange agreement (the “Exchange Agreement”) with Subco, Tropic Spa and the Tropic Spa Shareholders pursuant to which we acquired approximately 78% of the outstanding capital stock of Tropic Spa in exchange for the issuance of 78,030,877 preferred shares of Subco to the Tropic Spa Shareholders. The shares issued to the Tropic Spa Shareholders pursuant to the Share Exchange constituted 100% of Subco’s issued and outstanding preferred shares as of and immediately after the consummation of the Share Exchange. Each one preferred share of Subco (each, an “Exchangeable Share”) is exchangeable into one share of our common stock at the option of the holder thereof, subject to the following restrictions:

●	the holders of such preferred shares may not, without the written consent of Subco, exchange, sell or otherwise dispose of, directly or indirectly, any of their preferred shares until the six month anniversary of the Closing Date;

●	within 30 days of that time, and provided Tropic Spa has generated at least $1,000,000 in gross revenue during the preceding six month period, Subco shall permit the holders of such preferred shares to require Subco to redeem an aggregate of 1% of its then-outstanding preferred shares on a pro rata basis; and

●	within 30 days of each six month anniversary of the Closing Date until June 30, 2015, on which date all restrictions on such preferred shares shall automatically expire unless extended by the approval of the holders thereof, Subco shall grant the holders of its preferred shares a permission identical to the one described above.

The foregoing restrictions do not apply to any exchange, sale or other disposition of the preferred shares of Subco by the holder thereof:

●	to a person over which such holder exercises sole voting and investment control;

●	upon such holder’s death by will or intestacy; or

●	as a distribution solely to members, partners or stockholders of such holder, if the holder is a corporation, partnership or other organization.

The foregoing description of the preferred shares of Subco is qualified in its entirety by reference to the complete text of the rights, privileges, restrictions and conditions attached to such preferred shares (the “Exchangeable Share Provisions”), included as Appendix I to the Exchange Agreement filed as Exhibit 10.1 to our current report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on July 3, 2013.

As a result of the Share Exchange, Tropic Spa became our majority-owned subsidiary and John Marmora, the sole officer and director of Tropic Spa, acquired the right to become our principal stockholder by exchanging the Exchangeable Shares he received on the Closing Date for shares of our common stock. The Share Exchange was accounted for as a reverse merger/recapitalization effected through a share exchange, with Tropic Spa as the accounting acquirer and the Company as the accounting acquiree. Unless the context suggests otherwise, when we refer in this Report to business and financial information for periods prior to the consummation of the Share Exchange, we are referring to the business and financial information of Tropic Spa.

In connection with the Share Exchange and on the Closing Date, Gregory J. Neely submitted his resignation as our President, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer; John Marmora was appointed by our Board of Directors to fill the resulting vacancies; Mr. Marmora was appointed as our Chief Executive Officer and a director; Mr. Neely submitted his resignation as the President, Secretary and sole director of Subco and Callco, and Mr. Marmora was appointed to fill the resulting vacancies. On November 29, 2013, Mr. Neely also resigned as our director.

As a result of our acquisition of Tropic Spa, Tropic Spa became our majority-owned subsidiary and we assumed the business and operations of Tropic Spa.

As a condition of the closing of the Exchange Agreement, we also entered into the following agreements on the Closing Date:

●	a Support Agreement with Subco and Callco (the “Support Agreement”); and

●	a Voting and Exchange Trust Agreement with Subco, Callco and John Marmora (the “Trustee”), our new President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and director (the “Trust Agreement”).

The structure of the Share Exchange was determined largely based on the potential tax implications for the Tropic Spa shareholders of exchanging their common shares of Tropic Spa, an Ontario corporation, for shares of our common stock. Under s. 85(1) of the Income Tax Act (Canada), a tax-deferred “rollover” is not available where shares of a Canadian corporation are exchanged for shares of a United States corporation and, as a result, we created Subco, also an Ontario corporation, for the purpose of allowing those shareholders who elected to participate in the Share Exchange to do so on a tax-deferred “rollover” basis (i.e., by allowing them to defer any capital gain that would accrue upon the exchange of their common shares of Tropic Spa for shares of our common stock). This was achieved by issuing exchangeable preferred shares of Subco to the holders of Tropic Spa’s common shares on the Closing Date.

Callco, our wholly owned subsidiary, was formed solely for the purpose of avoiding a Canadian deemed dividend withholding tax payable on a dividend or other distribution of Subco to us to the extent that such a dividend or other distribution exceeds the paid-up capital of Subco. However, in order for this to take place Callco must become the holder of the one issued and outstanding common share of Subco that we currently hold, since it would then permit the dividend or other distribution to pass through Callco before being distributed to us.

Support Agreement

The Support Agreement provides and establishes a procedure whereby we are required to take certain actions and make certain payments and deliveries in connection with the satisfaction of the obligations of Callco and/or Subco under the Exchangeable Share Provisions. As described in the Exchangeable Share Provisions, Subco is required to deliver shares of our common stock to a holder of Exchangeable Shares upon the liquidation or insolvency of Subco, upon the redemption of Exchangeable Shares by Subco, and upon the exercise of the retraction or exchange right by such holder. The Exchangeable Share Provisions also require Subco to pay dividends on the Exchangeable Shares that are equivalent to any dividends that are paid on shares of our common stock.

The Support Agreement provides commercial certainty and is in the interests of the holders of Exchangeable Shares because it creates enforceable contractual rights of Subco against us so that in all relevant circumstances Subco is in a position to acquire the necessary shares of our common stock, and finance any dividend payments equivalent to dividends paid on shares of our common stock, in order to satisfy Subco’s obligations under the Exchangeable Share Provisions. In that respect, the Support Agreement includes certain covenants made by us, including that we will:

●	not declare or pay a dividend on shares of our common stock unless Subco can simultaneously pay the same dividend on the Exchangeable Shares;

●	ensure that Subco has a sufficient number of shares of our common stock in the event of the liquidation or insolvency of Subco to satisfy all retraction or exchange requests or redemptions of Exchangeable Shares; and

●	as the sole holder of common shares of Subco, not cause Subco to be liquidated or dissolved.

In general, the Support Agreement ensures that the obligations of Subco are backstopped by covenants made by us or any successor to us. It will remain in effect until no Exchangeable Shares (or securities or rights convertible into or exchangeable for Exchangeable Shares) are held by any person other than us or any of our affiliates (in other words, until all the Exchangeable Shares have been exchanged into shares of our common stock).

Trust Agreement

The Trust Agreement provides and establishes a procedure whereby the voting rights attached to shares of our common stock are exercisable by the registered holders (the “Beneficiaries”) of the Exchangeable Shares, other than those Exchangeable Shares held by us or our affiliates, through the Trustee. The Trustee holds legal title to a special voting share (the “Special Voting Share”) to which voting rights are attached for the benefit of the Beneficiaries.

The Special Voting Share confers on the Trustee the number of votes equal to the number of outstanding Exchangeable Shares, other than Exchangeable Shares held by us or our affiliates, on all matters on which the holders of shares of our common stock are entitled to vote. Under the Trust Agreement, the Trustee is required to hold the Special Voting Share as trustee solely for the use and benefit of the Beneficiaries and has no power or authority to sell, transfer, vote or otherwise deal with the Special Voting Share.

The Trust Agreement provides a mechanism under which a Beneficiary may instruct the Trustee regarding how to vote the votes conferred by the Special Voting Share relating to such Beneficiary’s Exchangeable Shares. This mechanism ensures that Beneficiaries have a complete bundle of rights that collectively is equivalent to the rights each Beneficiary would have if it owned shares of our common stock directly, and is exercised by Beneficiaries providing written instructions to the Trustee following the mailing of any communications by us to the holders of our common stock as well as the holders of Exchangeable Shares.

For commercial reasons, it is in the interests of a holder of Exchangeable Shares to obtain additional protection with respect to its ability to exercise retraction or exchange rights in the event of the liquidation or insolvency of us or Subco. As a result, the Trust Agreement also grants such holders “insolvency put rights”, including the right to automatically exchange their Exchangeable Shares for shares of our common stock upon the occurrence of certain events.

The right of a Beneficiary to exercise any voting rights in respect of the Exchangeable Shares held by such Beneficiary will cease immediately upon the exercise of any exchange right, automatic exchange, retraction or redemption of Exchangeable Shares for shares of our common stock, or the liquidation, dissolution or winding-up of Subco.

The foregoing description of the Exchange Agreement, including the Support Agreement and the Trust Agreement, includes a summary of all the material provisions but is qualified in its entirety by reference to the complete text of the Exchange Agreement filed as Exhibit 10.1 to our current report on Form 8-K filed with the SEC on July 3, 2013.

Products

Our home mist tanning system delivers a full-body application in 12 seconds resulting in a tan that develops gradually over a period of five to eight hours and lasts from between five and eight days. The packages we market contain everything an individual needs to complete 10 full-body tans in the comfort of their own home.

Our tanning system was designed for home use to provide users with a salon quality tan. It consists of an application unit, a tanning kit and a pre-tan kit. The tanning kit includes our proprietary tanning solution, which is a clear fluid with a slight yellow tinge that contains a blend of DHA or dihydroxyacetone (a chemical approved by the Food and Drug Administration (the “FDA”) for use in the cosmetics industry), skin moisturizers and conditioners. DHA is a color additive that darkens the skin by reacting with amino acids in the skin’s surface. To be clear, however, the FDA’s approval of DHA is restricted to external applications only; the agency advises against inhaling, ingesting or applying DHA to the lips and eye areas; and the use of DHA in tanning booths, including misting devices, as an all-over spray has not been approved by the FDA since safety data to support its use has not been submitted to the agency for review and evaluation.

Our proprietary tanning solution is packaged into specially designed cosmetic bladders and housed in aerosol cans, which allows users to dispense it directly with no cross-contamination of propellant or any other material. In addition to six 2.6oz cans of the solution, the tanning kit contains a spray applicator and one touch-up can, while the pre-tan kit contains exfoliating wipes or gloves (selected by the user at the time of purchase), plastic head and foot covers and plastic protective gloves.

Our system may affect persons of different sizes in different manners since the amount of tanning solution dispensed from each of the unique, non-clogging mist nozzles on the unit cannot be user-adjusted. The nozzles are manufactured using a plastic injection molding process in order to ensure that they all perform in an identical fashion and are designed to emit a consistent amount of solution. As a result, during each tanning cycle the nozzles dispense a total of approximately 1.6oz of tanning solution from the cosmetic bladders. Due to this consistency, the recommend minimum and maximum user heights for our units are 4’5” and 6”, respectively. We have not made any provisions to accommodate users who fall outside of this height range, since we believe that such persons only represent an extremely small proportion of our potential customer base.

Our application unit has been engineered to apply our tanning solution evenly through unique, non-clogging mist nozzles and deliver a sufficient amount of the solution in 12 seconds to provide full body coverage. Over-spray is minimal or nonexistent, and the cordless design of the unit allows it to be used in multiple locations and deliver multiple applications on a single lithium ion battery charge. Each unit contains an internal counter that indicates when there is only enough tanning solution remaining to complete two tans, and consists of a simple design that allows for the easy removal and replacement of the solution.

Constructed of lightweight durable plastic in a neutral tone, the application units are visually appealing, compact in size and come fully assembled, requiring only a primary battery charge of approximately four hours to begin the tanning process. The units also include a unique adjustable hanger bracket that permits simple height adjustments and both visual cues and audible electronic tones that provide important information to users as follows:

●	when the start/stop button on the unit is pushed, the light-emitting diode (LED) on the unit flashes the color blue for 10 seconds;

●	if no further action is taken by a user during the 10-second period, the unit automatically powers down; however, if the user again pushes the start/stop button, the unit emits an audible beep signalling that the tanning spray will be activated in six seconds;

●	at the end of the six seconds, the unit emits an “up-tone” sound and begins to mist;

●	during the 12 second tanning cycle, the unit emits an audible beep every three seconds in order to orient the user and suggest that they rotate 90 degrees in each three-second period (for a total of 360 degrees in 12 seconds);

●	following the fourth audible beep, the unit emits a “down-tone” to signal the conclusion of the tanning cycle; and

●	finally, when the reset button is pushed, the unit emits an audible beep to signal that the unit’s tan count has been reset to 10 tans.

The lithium ion battery included with each application unit can be fully recharged in approximately eight hours once fully depleted through a conventional North American wall socket. The batteries are provided to us by an electronics supplier based in Toronto, Ontario, Canada, who acquires them from a manufacturer in China. We do not have an agreement in place with the supplier regarding the purchase and sale of specified quantities of batteries; instead, we purchase them on an as-needed basis using conventional means.

Our application unit has been certified by QPS Evaluation Services, Inc. (“QPS”), a nationally and internationally accredited third-party testing, certification and field evaluation body, under certificate number LR1209. This certification provides an increased assurance of quality and safety to consumers by demonstrating that the unit has been tested to and meets the requirements of applicable Canadian and Unites States standards, since QPS’s labels and marks are accepted as equals to those of the Canadian Standards Association and Underwriters Laboratories.

Because we are committed to supplying products of superior quality and design, we provide a limited one year warranty on our application units. If a unit stops operating due to defects in materials or workmanship during this time, we will either repair or replace it for free.

In addition to the application units, we also sell tanning solution kit refills that take less than five minutes to replace. Each tanning solution kit refill contains six 2.6oz cans, which is a sufficient amount of our proprietary solution to provide 10 full-body tans. To the best of our knowledge, empty cans of our tanning solution can be recycled in the same manner as conventional aerosol cans in all jurisdictions that offer recycling alternatives to conventional waste collection.

We currently sell our home mist tanning system for the base price of $300 and our tanning solution kit refills for $100, each plus applicable shipping and handling. The complete system also includes an operating manual, instructional DVD and simple power adapter.

Industry Overview and Competition

There are currently many products on the market geared towards providing users with a sunless tan. These include bronzers, gels, foams and lotions, all of which can vary dramatically in both quality and price. Based on the research we have conducted, it is our belief that these products can be quite messy and often yield unreliable results. Recently, airbrush or spray tanning products for home use have gained a foothold in the market, but anecdotal evidence suggests that these products can be tricky to apply evenly and can discolor and streak the skin if not used properly. There are also a small number of medical sunless tanning alternatives, but the market for these is extremely limited.

Given the uncertainty associated with applying or using many sunless tanning products, consumers have gravitated to the salon or spa in search of natural looking results. The most popular method of obtaining a sunless tan at these establishments that doesn’t include exposure to harmful ultraviolet (UV) rays is through a spray tan. However, this is generally understood to be a costly pursuit, especially over the long term.

A summary of the various options is provided below.

Bronzers, Gels, Foams and Lotions

Bronzers, gels, foams and lotions generally cost between $12 and $65 per bottle. Apart from bronzers, each of these products uses DHA or dihydroxyacetone as an active ingredient in order to create a reaction between the product and dead skin cells to obtain darker looking skin. In our opinion, bronzers, gels, foam and lotions can often be difficult to apply evenly, especially in hard-to-reach places, as they require users to apply the product onto their body using their hands. They frequently streak and discolor the skin if applied incorrectly, as well as leave the hands and nails of users with an undesirable orange hue. Gloves can help but the products often stick to them and create an uneven result.

Lotions can provide a more satisfying application than gels, but because of the moisturizing properties often added to these products they can also clog pores which may not be suitable for users with sensitive skin or who are acne-prone. Lotions also take a longer time to dry and users must wear loose clothing until they have properly dried.

Bronzers are simply a short term solution for a glow. They exist in gel form but often consist of a powder to be applied with a makeup brush. If applied incorrectly we believe that bronzers can look too dark and they also have the drawback of sometimes rubbing off on clothes.

Prominent manufacturers of bronzers, gels, foams and lotions include Banana Boat, Jergens, Hawaiian Tropic and L’Oréal.

Medical Alternatives

There are two drugs available on the market related to sunless tanning. The first of these is canthaxanthin, a colorant commonly used as a food dye. Though the FDA and Heath Canada have approved canthaxanthin as a color additive in foods (see the FDA’s “More on Tanning Products” Safety and Regulatory Information page and Health Canada’s Natural Health Products Ingredients Database), it has not been approved for use as a sunless tanning pill since consumption of large amounts has been linked to liver injury and canthaxanthin retinopathy, a form of retina discoloration.

The second drug is called Melanotan II and is also known as the “Barbie drug”. Basically, it is an injectable that mimics melanin in skin. Although widely available, according to the Canadian Cancer Society both the FDA and Heath Canada have warned the public that the drug has not been tested and should be avoided until further research has been completed to test its possible side effects.

Home Use Airbrushing

Several options have been developed over time for home use airbrushing. Temptu manufactures a portable airbrushing unit that retails for US$305, with each refill costing US$45 per tanning pod. The unit was designed to tan only the face, but we believe many consumers also use it to tan their entire body. Based on our research, we understand that two tanning pods are required for such a tan, which would therefore cost a consumer $90 for one fully-body tan.

Luminess Tan is another manufacturer of airbrush tanning products. It sells a small portable unit for home tanning use that costs US$159 for a starter pack and US$32 for two 1.5oz bottle refills. In our opinion, the primary drawback of the Luminess Tan unit is that consumers need to have a steady hand to apply the product properly and may require a second person to apply it in hard-to-reach areas. We have also been informed that the company’s application wand may become clogged with frequent use.

St. Tropez, Model Co. and Victoria’s Secret, among others, have recently entered the growing “spray tan in a can” market. Their products come in mist form, but without experience we believe that consumers run the risk of leaving streaks from applying them incorrectly. It can also be difficult to access certain parts of the body with sprays, such as the back, and over-spraying can lead to an uneven tan. Users of these products must also keep the nozzle approximately six inches from their skin in order to maintain an even application. “Spray tan in a can” can cost anywhere from US$12 to US$40 per unit.

The SheerTan Sunless Tanning wand provides an attractive option for hard-to-reach areas such as the back. To use the product, consumers must insert the mist into the wand and then move the wand around their body. The wand is bulky and can therefore be challenging to manoeuvre, but the cost is appealing at US$40 for the starter set. However, the price of refills is comparable to others at US$50 for a set of four.

Home Use Spray Tanning

Similar to airbrushing, spray tanning provides consumers with the ability to tan their entire body without having to refill the machines quite as often. Despite our research and industry knowledge, we are not aware of any independent reports or market analysis focused on this specific segment of the sunless tanning market; however, to the best of our knowledge and belief there is only one spray machine available in the Canadian and United States home use market that is somewhat comparable to ours: the ShowerTan system manufactured by RNJ Enterprizes, LLC.

The ShowerTan system is a portable unit that must be used in the shower. The starter unit retails for US$345 and the refills are priced at US$45 for four single-use bottles. In order to use the system, consumers also need to purchase CO2 tanning cartridges at a cost of $23 for 10 cartridges and add both the tanning solution and cartridges to the unit. We believe that the use of CO2 cartridges poses a potential hazard to consumers, and we designed our home mist tanning system differently as a result. ShowerTan also offers bronzing drops to mix into its solution for tan customization purposes.

In our opinion and based on the market research we have conducted, the ShowerTan machine has an industrial feel, is rather bulky and is visually intimidating because of its complexity. In addition, the unit must be cleaned after each use, which adds to the time required to obtain consistent tanning results.

Salon Airbrushing and Spray Tanning

Spray tans and airbrush tans are similar; however, with an airbrush tan a salon or spa technician applies the tanning solution and with a spray tan the consumer enters a private booth and is then sprayed by a machine to obtain a natural looking tan. Although there is little room for error, spray tanning has proven to be consistent and produce reliable results. Unfortunately, the cost can be high as one session from a professional salon or spa generally ranges from $40-120 plus the cost of a touch-up kit. To maintain a tan, a consumer would need to repeat the process every five to 14 days depending on his or her skin and the extent of exfoliation prior to tanning. In urban centers, the cost of professional spray tan maintenance can add up to over $1,000 per year.

With salon airbrushing and spray tanning, privacy can also be an issue since more bashful consumers may be uncomfortable disrobing in a strange place to receive an application. Time must also be considered, as many salons require an appointment and consumers therefore need to plan ahead and organize their schedule. For salon-based sunless tanning alternatives, time and money are the most important factors to consider.

The market for sunless tanning products is highly competitive with respect to performance, quality and price. We anticipate that we will directly compete with those competitors whom we identified above, as well as with other local and regional manufacturers. We may also compete with artificial sunbed tanning establishments and manufacturers and suppliers of similar products and services; however, we do not consider these direct competitors because their processes involve exposing the skin to harmful ultraviolet (UV) rays.

In the future, we also may face further competition from new market entrants and possible alliances between existing competitors. Some of our competitors have, or may have, greater financial, marketing and other resources. As a result, competitors may be able to respond more quickly to new or emerging trends and changes in technology, benefit from greater purchasing economies, offer more aggressive pricing to customers or devote greater resources to the promotion of their products than we are capable of accomplishing. There can be no assurance that we will be able to successfully compete in the future with such competitors, and the failure to successfully compete could have an adverse effect on our operating results.

Marketing Plan

As described above, we currently compete with several companies offering a number of different sunless tanning products. We believe the opportunity exists for us to take advantage of the very broad sunless tanning market by emphasizing the benefits of our home mist tanning system in relation to the products offered by our competitors. In this respect, we plan to focus our marketing efforts on the following competitive advantages:

●	the speed with which our system can provide a full-body tan application;

●	the convenience of being able to use our system in the comfort of your home;

●	the quality of our proprietary tanning solution;

●	the evenness with which our application unit distributes the tanning solution; and

●	the simplicity of the application unit’s design and its corresponding ease-of-use.

We have not yet begun to fully implement our marketing plan. However, we have completed two phases of test marketing: one in Canada and another in the United States. These are the countries in which we expect to concentrate our operations, and both phases involved the production and airing of a basic infomercial and a coordinated introductory social media campaign. We decided to undertake these initiatives for the primary purpose of collecting data about our target markets in preparation for launching the more extensive marketing strategy described below. In furtherance of this objective, we also retained the services of two public relations consultants to assist us with promoting our brand name and reaching media sources such as print magazines and television talk shows.

We have decided to adopt a three-phase strategy in order to successfully market our home mist tanning system and products under the Tropic Spa brand name. This strategy consists of a branding phase, an infomercial phase and a retail phase, all of which will be accompanied by continuous efforts to increase sales of our products.

●	Branding: during this phase, we expect to generate word-of-mouth and brand recognition for our Tropic Spa products through social media applications such as Facebook and Twitter, and by advertising selectively on talk shows, radio and in fashion and beauty magazines. We may also decide to provide complimentary home mist tanning systems to known trendsetters in order to generate publicity, increase our commercial presence and gain consumer awareness. Although we have yet to begin implementing any such initiatives in earnest, we anticipate that any recognition we are able to achieve will promote our home mist tanning system as a viable, inexpensive solution to the myriad sunless tanning alternatives currently on the market.

●	Infomercial: during this phase, we plan to launch a major television infomercial campaign to strengthen our Tropic Spa brand and generate significant sales increases. This phase will also incorporate an ecommerce component, including the launch of an enhanced version of our website.

●	Retail: during this phase, we hope to begin selling our home mist tanning system through bricks-and-mortar establishments, including at select stores within major retail chains. The locations at which we are able to obtain shelf space will likely depend, among other things, on the relationships we are able to develop with product consultants of those stores, and the completion of a detailed analysis of market demand and demographics relating to the tanning sector in general.

Despite the fact we have not yet started to pursue the first phase of our strategy to any significant extent, our home mist tanning system has already been the subject of a number of articles in specialty newspapers and on fashion magazine blogs and Twitter accounts. These include Westside Today (Los Angeles), The Green Connoisseur and Wire LA.

We expect to spend approximately $600,000 to pursue our marketing plan over the next 12 months, the bulk of which we expect to allocate to producing and airing a new infomercial. We do not currently have sufficient funds to carry out all three phases of our strategy, so as described elsewhere in this Report, we intend to meet the balance of our cash requirements for the next 12 months through a combination of debt financing and equity financing through private placements. Currently we are active in contacting broker/dealers in Canada and elsewhere regarding possible financing arrangements; however, we do not currently have any arrangements in place to complete any private placement financings and there is no guarantee that we will be successful in completing any such financings. If we are unsuccessful in obtaining sufficient funds through our capital raising efforts, we may review other financing options, although we cannot provide any assurance that any such options will be available to us or on terms reasonably acceptable to us. If we are not able to obtain additional financing, we may be required to scale back our marketing plans or eliminate them altogether.

Suppliers

In addition to the supplier of our lithium ion batteries described in the “Products” section, above, we have developed relationships with two other companies that manufacture the plastic components of our application units and our proprietary tanning solution, respectively. Both of these manufacturers are located in the metropolitan area around Toronto, Ontario, Canada and, although we do not have formal supply agreements in place with them, we are able to purchase sufficient component quantities from them to fulfill demand for our products on an as-needed basis using conventional purchase orders.

Intellectual Property

Our home mist tanning system is currently protected by U.S. Patent No. 7,594,593, which is entitled “Apparatus for Spray Application of a Sunless Tanning Product”. We have also filed patents in Canada, Australia, China and Europe to protect our product. A summary of those patents and patent applications is provided below.

Type	Name	Region	Number	Date
Patent	Apparatus for Spray Application of a Sunless Tanning Product	United States	7,594,593	January 17, 2006 (Filed) / September 29, 2009 (Issued)

Patent Application	Apparatus for Spray Application of a Sunless Tanning Product	Canada	2,685,941	April 5, 2007 (Filed) / December 22, 2009 (Entered)

Patent Application	Automated Mist Tanning Apparatus	Australia	2012227220	September 24, 2012 (Filed)

Patent Application	Apparatus for Spray Application of a Sunless Tanning Product	China	200780053225.1	December 4, 2009 (Filed)

Patent Application	Apparatus for Spray Application of a Sunless Tanning Product	Europe	07 804 956.6	November 3, 2009 (Filed)

Our United States Patent is a “utility patent”, which in general terms protects the way an article is used and works. A “design patent”, on the other hand, protects the way an article looks. Other primary distinguishing features between the two types of patents are as follows: the term of a “utility patent” is 20 years measured from the filing date, whereas the term of a “design patent” is 14 years measured from the grant date; the holder of a “utility patent” are required to pay maintenance fees whereas the holder of a “design patent” is not; and the holder of a “utility patent” is able to file an international application naming various countries under the Patent Cooperation Treaty (PCT), whereas the holder of a “design patent” is not.

We also own the copyright in the contents of our website, the rights to the www.tropicspatan.com Internet domain name, and we guard the composition of our proprietary tanning solution as a trade secret. Other than that, we do not own any intellectual property and we have not filed for any protection of our trademark.

Employees

As of December 9, 2013, we did not have any full time or part time employees. We currently rely on the efforts of our John Marmora, our sole officer and director, to manage our operations. However, we may hire workers on a contract basis from time to time as the need arises.

Government Regulations

Recent legislation regarding sunless tanning in both the United States and Canada has consistently focused on the harm posed to consumers, and minors in particular, as a result of exposure to UV rays at indoor tanning facilities. Research indicates that high risk exposure happens more commonly in teens and that blistering sunburns and overexposure during childhood greatly increase the chances of developing skin cancer later in life. Because sun (and UV) exposure in childhood and the teenage years can be so damaging, policymakers in some states have decided to regulate minors’ use of tanning devices (like tanning beds, booths and sunlamps). Currently California and Vermont ban the use of tanning beds for all minors under 18, and at least 33 states regulate the use of tanning facilities by minors. Some counties and cities also regulate the use of tanning devices.

Legislators in various states and provinces are also currently debating bills that propose to ban indoor tanning for youth under the age of 18, and in some cases 14. Others have enacted laws that require in-person parental or guardian permission in order for a minor to use such facilities. Finally, most states and provinces at least require operators of indoor tanning facilities to implement time limitations on tanning beds to the manufacturer’s maximum exposure recommendation and to provide eye protection to customers.

The consequence of these regulations is that consumers are effectively being legislated away from using sunless tanning products or services that involve UV light exposure, leaving a gap in the market that we are aiming to fill. The amount of negative publicity surrounding the new laws has also contributed to a search by consumers for healthy tanning alternatives that provide consistent results, and we believe we are therefore well-positioned to capture a sizeable share of the rapidly-evolving sunless tanning market.

We are also required to comply with environmental laws regarding the manufacturing of our proprietary tanning solution and the recycling of the aerosol cans that contain the solution. However, we do not anticipate incurring any costs or effects relating to either since the manufacturing process required to produce our tanning solution results in no chemical by-products and minimal waste and our customers are responsible for recycling the aerosol cans through their local household recycling program.

In addition, since our proprietary tanning solution contains DHA, it is subject to the United States Federal Food, Drug, and Cosmetic Act (the “FD&C Act”) and the purview of the FDA. Section 721 of the FD&C Act authorizes the regulation of color additives, including their uses and restrictions, and DHA is listed in the regulations as a color additive for use in imparting color to the human body. However, its usage is restricted to external application, as is its use by the FDA, since the FDA has not received safety data that would allow it to consider approving DHA for use on other exposure routes such as the lips, the area of the eye or any body surface covered by a mucous membrane. This includes the use of DHA through misting tanning devices. Since it may be difficult for consumers to avoid exposure to DHA in a manner for which the chemical is not approved, we may receive requests by our customers to provide protection for their eyes and mucous membranes as part of any home mist tanning package, and we will consider such requests as the need arises.

Item 1A. Risk Factors

Not required.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our executive office is located at 1057 Parkinson Road, Unit #9, Woodstock, Ontario, Canada N4S 7W3. We have leased this space at a cost of $1,100 per month since December 2, 2011, and we also use it to meet our assembly, warehouse and distribution needs. We believe that this property is generally suitable to meet our needs for the foreseeable future; however, we will continue to seek additional space as needed to satisfy our growth.

Item 3. Legal Proceedings

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of our executive officers or any of our subsidiaries, threatened against or affecting us, our common stock, any of our subsidiaries or our officers or directors of those of our subsidiaries’ in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

General

As of December 9, 2013, we had 12,264,146 shares of common stock issued and outstanding, all of which were restricted under the under the Securities Act. None of these restricted shares are eligible for resale absent registration or an exemption from registration under the Securities Act. As of December 9, 2013, the exemption from registration provided by Rule 144 under the Securities Act was not available for these shares pursuant to Rule 144(i).

Also as of December 9, 2013, Subco had 78,030,877 preferred shares issued and outstanding, each of which is exchangeable into one share of our common stock in accordance with the rights, privileges, restrictions and conditions attached to such preferred shares, and we did not have any outstanding options, warrants or other securities convertible into shares of our common stock.

Market Information

Our common stock is not traded or quoted on any exchange; however, we intend to apply to have our common stock quoted on the OTC Bulletin Board. This process usually takes at least 60 days and an application must be made on our behalf by a market maker. We have not yet engaged a market maker to submit the application. If we are unable to obtain a market maker we will be unable to develop a trading market for our common stock, and even if we secure a market maker, there is no guarantee that our common stock will meet the requirements or be accepted for quotation on the OTC Bulletin Board.

Even if our common stock becomes quoted on the OTC Bulletin Board, it should be noted that OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. The OTC Bulletin Board should not be confused with the NASDAQ stock market. OTC Bulletin Board companies are subject to far less restrictions and regulations than companies whose securities are traded on the NASDAQ stock market. Moreover, the OTC Bulletin Board is not a stock exchange, and the trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like the NASDAQ Small Cap or a stock exchange. In the absence of an active trading market investors may have difficulty buying and selling or obtaining market quotations for our common stock and its market visibility may be limited, which may have a negative effect on the market price of our common stock.

There is no assurance that our common stock will be quoted on the OTC Bulletin Board. We do not currently meet the existing requirements to be quoted on the OTC Bulletin Board, and we cannot assure you that we will ever meet these requirements.

Holders

As of December 9, 2013, there were approximately 42 holders of record of our common stock.

Dividends

The Exchangeable Share Provisions require Subco to pay dividends on the Exchangeable Shares that are equivalent to any dividends that we pay on shares of our common stock. The Support Agreement provides commercial certainty for the holders of Exchangeable Shares in this regard since it creates enforceable contractual rights of Subco against us so that in all relevant circumstances Subco is in a position to acquire the necessary shares of our common stock, and finance any dividend payments equivalent to dividends we decide to pay on shares of our common stock, in order to satisfy Subco’s obligations under the Exchangeable Share Provisions. The Support Agreement therefore includes, among other things, a covenant made by us that we will not declare or pay a dividend on shares of our common stock unless Subco can simultaneously pay the same dividend on the Exchangeable Shares.

We have not declared or paid any dividends on our common stock and, despite the language in the Exchangeable Share Provisions and the Support Agreement, we do not expect to declare or pay any such dividends for the foreseeable future. Any future decisions regarding dividends will be made by our Board of Directors. We currently intend to retain and use any future earnings for the development and expansion of our business. Our Board of Directors has complete discretion regarding the payment of dividends, and even if our Board of Directors decides to pay dividends, the form, frequency and amount will depend on our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the Board of Directors may deem relevant.

Penny Stock

Our common stock is subject to the provisions of Section 15(g) of the Exchange Act and Rule 15g-9 thereunder, commonly referred to as the “penny stock rule”. Section 15(g) sets forth certain requirements for transactions in penny stock, and Rule 15g-9(d) incorporates the definition of “penny stock” that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines a penny stock to be any equity security that has a market price less than US$5.00 per share, subject to certain exceptions. We are subject to the SEC’s penny stock rules.

Since our common stock is deemed to be penny stock, trading in the shares of our common stock is subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors. “Accredited investors” are generally persons with assets in excess of US$1,000,000 or annual income exceeding US$200,000 or US$300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of securities and must have the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document prepared by the SEC relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for penny stocks held in an account and information to the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealer to trade and/or maintain a market in our common stock and may affect the ability of our stockholders to sell their shares.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 9, 2013, we did not have any compensation plans under which our equity securities are authorized for issuance, and we do not currently have any such plans. We intend to adopt an equity compensation plan in which our directors, officers, employees and consultants will be eligible to participate. However, no formal steps have been taken as of the date of this Report to adopt such a plan.

Recent Sales of Unregistered Securities

Other than as disclosed in previous quarterly reports on Form 10-Q or current reports on Form 8-K, we did not issue any equity securities that were not registered under the Securities Act during the fiscal year ended August 31, 2013.

Purchases of Equity Securities by the Issuer and “Affiliated Purchasers”

We did not purchase any shares of our common stock or other securities during the year ended August 31, 2013.

Item 6. Selected Financial Data

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition has been derived from and should be read in conjunction with our audited consolidated financial statements and the related notes thereto that appear elsewhere in this annual report, as well as Item 1 and the “Presentation of Information” section that appears at the beginning of this annual report.

Overview

We are a development stage company in the business of developing and commercializing an innovative home mist tanning system. Our goal is to market a unique system for convenient home use that delivers a full-body application and eliminates the harmful health effects associated with traditional tanning beds. To date, we have finalized the design of our product, applied for and acquired a United States Patent for it entitled “Apparatus for Spray Application of a Sunless Tanning Product” and have patents pending which are in the process of being completed for Australia, Canada, China and the European Union. We have also prepared our product for market and completed two phases of test marketing initiatives, and we are currently preparing to launch a comprehensive three-phase marketing strategy.

Our home mist tanning system delivers a full-body application in 12 seconds resulting in a tan that develops gradually over a period of five to eight hours and lasts from between five and eight days. The packages we market contain everything an individual needs to complete 10 full-body tans in the comfort of their own home. It consists of an application unit, a tanning kit and a pre-tan kit.

On the Closing Date, we completed the Share Exchange whereby we acquired approximately 78% of the issued and outstanding capital stock of Tropic Spa in exchange for 78,030,877 preferred shares of Subco, our wholly owned subsidiary. As a result of the Share Exchange, Tropic Spa became our majority-owned subsidiary, we assumed the business and operations of Tropic Spa and we changed our business address from Toronto, Ontario to Woodstock, Ontario. In order to more accurately reflect our new business operations, on December 6, 2013, we changed our name from “Rockford Minerals Inc.” to “Tropic International Inc.” as a result of a merger with Tropic International Inc., our wholly-owned subsidiary that was incorporated solely to effect the name change.

Tropic Spa was incorporated under the laws of the Province Ontario on September 17, 2007. Its operations to date have consisted of business formation, strategic development, test marketing, technology development and capital raising activities. The majority of Tropic Spa’s marketing efforts since its inception have focused on acquiring as much data as possible from its anticipated target markets in order to prepare for the launch of its three-phase marketing strategy described elsewhere in this Report.

Results of Operations

Revenue

During the year ended August 31, 2013, we generated $31,799 in revenue, including $6,799 in sales revenue and $25,000 in revenue from flyer distribution. During the year ended August 31, 2012, we generated $25,387 in revenue, including $12,887 in sales revenue and $12,500 in revenue from flyer distribution. The revenue we generated from sales during both periods was due to sales of our home mist tanning units, whereas the revenue we generated from flyer distribution during both periods was attributable to an arrangement pursuant to which we agreed to insert a brochure advertising a fitness company’s locations in Canada and related information into every home mist tanning unit package we ship in Canada for a period of two years beginning on March 1, 2012. The increase in our sales revenue between the two periods resulted largely from the completion of the second phase of our test marketing initiatives, which in turn directed increased traffic to our website.

Production Costs

During the year ended August 31, 2013, we incurred production costs of $408,080, which, when subtracted from the revenue we generated during that period, resulted in a gross loss of $376,281. During the year ended August 31, 2012, we incurred production costs of $502,211 and a gross loss of $476,824. Our production costs during both years were attributable to a combination of amortization of the Patent ($373,075 in both the current year and the prior year), production-related consulting fees ($31,200 in the current year vs. $38,425 in the prior year), depreciation ($20,872 in the current year vs. $26,090 in the prior year) and materials and supplies ($17,067 recovered in the current year vs. $64,621 incurred in the prior year). The significant decrease in the cost of materials and supplies was primarily due to a decrease in our manufacturing commitments during the most recently completed fiscal year, which were entered into without regard to sales figures or other specific conditions.

Expenses

During the year ended August 31, 2013, we incurred $405,358 in total expenses, compared to $483,287 in total expenses during the year ended August 31, 2012. All the expenses incurred during both fiscal years were general and administrative in nature.

Our expenses during the year ended August 31, 2013, consisted of $235,597 in management-related consulting fees, $32,727 in marketing expenses, $67,014 in professional fees, $34,916 in office and miscellaneous expenses, $19,016 in travel and entertainment expenses, $13,200 in rent and $2,888 in depreciation. During the prior year, our expenses included $226,200 in management-related consulting fees, $123,790 in marketing expenses, $56,308 in professional fees, $50,319 in office and miscellaneous expenses, $14,295 in travel and entertainment expenses, $6,600 in rent and $5,775 in depreciation. Apart from the $91,093 decrease in our marketing expenses between the two years, which was primarily attributable to our focus on transitioning from a private entity to a public company during the year ended August 31, 2013, our expenses were relatively consistent from year-to-year.

The significant management-related consulting fees we incurred over both years were paid to several parties, including John Marmora, our sole officer and director and sole officer and director of Tropic Spa, and a number of consultants who provided management-related services to Tropic Spa. During these periods they were responsible for and performed duties in several areas related to Tropic Spa’s development, including, among other things, organizing its affairs and resolving various corporate matters; completing the test marketing of Tropic Spa’s home mist tanning system and developing a comprehensive marketing strategy for the future; taking the necessary steps to ensure that Tropic Spa will be able to meet consumer demand for its tanning system packages upon the implementation of its marketing plan; raising the capital necessary to maintain its operations as well as continue growing the business; and facilitating Tropic Spa’s transition from a private entity into a public company.

The marketing expenses we incurred during the year ended August 31, 2013 were associated with the hiring of public relations firms in both Canada and the United States to promote Tropic Spa’s brand name and reach media sources such as print magazines and television talk shows, whereas substantially all of the marketing expenses we incurred during the same period in the prior year were attributable to implementing the second phase of the our test marketing. Unlike the first phase, which was implemented during the year ended August 31, 2011 and was focused on Canada, this phase was focused on the United States and involved the production and airing of a basic infomercial for testing along with an introductory social media campaign. We spent approximately $98,800 on infomercial production costs, the purchase of media airtime and related expenses, and approximately $25,000 on expenses related to updating the company’s website and conducting social media outreach.

Net Loss

During the year ended August 31, 2013, we incurred a net loss and comprehensive loss of $781,639 and a net loss per share of $0.01. During the same period in the prior year, we experienced a net loss and comprehensive loss of $960,111 and a net loss per share of $0.018.

Liquidity and Capital Resources

As of August 31, 2013, we had $111,696 in cash, $292,284 in total current assets, $5,237,301 in total assets, $62,650 in total and current liabilities and a working capital surplus of $229,634. As of that date, we also had an accumulated deficit of $3,269,689.

During the year ended August 31, 2013, we spent $451,402 in cash on operating activities, compared to $604,325 in cash spending on operating activities during the prior year. The 25% decrease in our cash spending on operating activities during the fiscal year ended August 31, 2013 was primarily attributable to the decrease in our net loss as described above, as adjusted for certain changes in our assets and liabilities, including our amounts receivable, inventory, accounts payable and accrued liabilities and unearned revenue.

We spent $23,680 in cash investing activities during the year ended August 31, 2013, all of which was associated with the advance of funds to us by Tropic Spa prior to the closing of the Share Exchange, whereas we did not spend any cash on investing activities during the prior year.

During the year ended August 31, 2013, we received $552,000 in cash from financing activities, compared to $457,500 in cash receipts from financing activities during the prior year. All of our cash receipts during those two years were in the form of proceeds from the issuance of Tropic Spa’s common shares.

During the year ended August 31, 2013, our cash decreased by $76,918 due to a combination of our operating, investing and financing activities.

Plan of Operations

Our plan of operations over the next 12 months is to carry out our three-phase marketing strategy and continue to develop our business, and we anticipate that we will require a minimum of $1,629,200 to pursue those plans, as follows:

Description	Amount ($)
Marketing expenses	600,000
Production costs	450,000
Professional fees	150,000
Management-related consulting fees	290,000
Rent (including utilities)	19,200
Travel and entertainment expenses	40,000
Office and miscellaneous expenses	80,000
Total	1,629,200

We intend to allocate the bulk of our proposed marketing expenses to producing and airing a new infomercial, and we expect interest in our home mist tanning system to increase as a result. Such an increase will likely be accompanied by an increase in sales, which will require us to manufacture additional units and incur substantial production costs. The other expenses we anticipate occurring over the next 12 months are reasonably consistent with those from prior periods, as adjusted to reflect the expected increase in our operations and the costs of maintaining our status as a public company.

We do not currently have sufficient funds to carry out our entire plan of operations, so we intend to meet the balance of our cash requirements for the next 12 months through a combination of debt financing and equity financing through private placements. Currently we are active in contacting broker/dealers in Canada and elsewhere regarding possible financing arrangements; however, we do not currently have any arrangements in place to complete any private placement financings and there is no assurance that we will be successful in completing any such financings. If we are unsuccessful in obtaining sufficient funds through our capital raising efforts, we may review other financing options, although we cannot provide any assurance that any such options will be available to us or on terms reasonably acceptable to us. Further, if we are unable to secure any additional financing then we plan to reduce the amount that we spend on our operations, including our management-related consulting fees and other general expenses, so as not to exceed the capital resources available to us. Regardless, our current cash reserves and working capital may not be sufficient to enable us to sustain our business for the next 12 months, even if we do decide to scale back our operations.

Critical Accounting Policies

Inventory

Inventory is stated at the lower of cost, computed using the first-in, first-out method, or market. If the cost of inventory exceeds its market value, a provision is made currently for the difference between the cost and market value. Our inventory consists of finished goods, components and supplies.

Equipment, Net

Equipment is stated at cost, net of accumulated depreciation. Equipment is depreciated over the estimated useful life of the asset. Mould equipment is depreciated at 20% on a declining-balance basis. The website is depreciated on a straight-line basis over five years. One-half of these rates are used in the year of acquisition. Replacements and major improvements are capitalized, while maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost of assets disposed of and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is credited or charged to operations.

Intangible Assets

The Patent is recorded at the value attributed to the shares issued to the Originating Companies and shareholders of TGSI less accumulated amortization. The Patent was issued on September 29, 2009 and is effective until September 29, 2026. Upon expiration, the Patent can be extended subject to certain changes required to secure the extension. Although the effects of obsolescence, demand, competition and other economic factors (such as stability of the industry, technological advances and legislative action that results in an uncertain or changing regulatory environment) can have an adverse effect on the industry and the company’s product, management is not currently aware of any known adverse factors that will affect the company in the future.

We do not believe that there are any limits to how long our Home Mist Tanning units can sell in the market place. While we expect to be able to secure an extension to the Patent in 2026, this cannot be predicted with certainty at this time. Accordingly, management has determined that the best estimate of the useful life of the Patent is 17 years. At this time, we do not believe that the Patent will have a residual value at the end of its useful life.

Definite-lived intangible assets are required to be amortized using a method that reflects the pattern in which the economic benefits of the patents are consumed or utilized. At this time, management is not able to determine with any amount of certainty the number of Home Mist Tanning units that will be sold over the useful life of the Patent. Accordingly, the Patent is being amortized on a straight-line basis over the period of its useful life.

As of August 31, 2013, there were no know indicators that the Patent was impaired.

Sales, Other Revenue and Deferred Revenue

We sell Home Mist Tanning units and related supplies primarily on line via our website. We recognize revenue when the units and supplies have been shipped to the customer, the amount to be paid by the customer is fixed or determinable and collectability is reasonably assured. Revenue is recorded net of applicable sales taxes.

In February 2012, we entered into an agreement with a fitness company to insert into every Home Mist Tanning unit package shipped in Canada a brochure advertising their store locations in Canada along with other related information about their fitness stores. Pursuant to this two-year agreement, commencing March 1, 2012 and ending February 28, 2014, we have received $50,000 for this service. Revenue is being recognized on a straight-line basis over the term of the agreement.

Warranty

We are committed to supplying products of superior quality and design. Because of this commitment, we provide a limited one year warranty effective from the date of purchase. We warranty our Home Mist Tanning units to be free of defects. If a unit stops operating due to defects in materials or workmanship, we either repair or replace it for free.

Foreign Currency

Our functional currency is the Canadian dollar. Our financial statements are presented in Canadian dollars. All transactions are currently in Canadian dollars.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8. Financial Statements and Supplementary Data

Rockford Minerals Inc.

(A Development Stage Enterprise)

Consolidated Financial Statements

Year Ended August 31, 2013

(Expressed in Canadian dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Rockford Minerals, Inc.:

We have audited the accompanying consolidated balance sheets of Rockford Minerals, Inc. (a Development Stage Enterprise) (the “Company”) as of August 31, 2013 and 2012, and the related consolidated statements of loss and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2013 and the cumulative period from September 17, 2007 (Inception) to August 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rockford Minerals, Inc. as of August 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended August 31, 2013 and the cumulative period from September 17, 2007 (Inception) to August 31, 2013, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, has a net loss of $3,269,689 since inception and has used cash from operations of $1,822,271 from inception. The Company has working capital of $229,634 and stockholders’ equity of $5,174,651 as of August 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DeVisser Gray LLP
DeVisser Gray LLP

Vancouver, Canada

November 28, 2013

ROCKFORD MINERALS, INC.

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN CANADIAN DOLLARS)

	August 31, 2013	August 31, 2012
ASSETS
Current assets:
Cash	$111,696	$34,778
Amounts receivable	9,774	7,972
Inventory	168,713	145,323
Prepaid expenses	2,100	3,200
Total current assets	292,283	191,273
Equipment, net (Note 6)	95,039	118,799
Intangible assets, net (Note 7)	4,849,979	5,223,054
Total assets	$5,237,301	$5,533,126

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (Note 8)	$50,150	$51,475
Unearned revenue	12,500	37,500
Total current liabilities	62,650	88,975

Stockholders’ equity (Note 11):
Common stock	12,612	7,932,201
Additional paid-in capital	8,431,728	—
Deficit accumulated during the development stage	(3,269,689)	(2,488,050)
Total stockholders’ equity	5,174,651	5,444,151
Total liabilities and stockholders’ equity	$5,237,301	$5,533,126

See accompanying notes to the financial statements

ROCKFORD MINERALS, INC.

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(EXPRESSED IN CANADIAN DOLLARS)

	Cumulative
	since	Year Ended August 31,
	Inception	2013	2012	2011
Revenue:
Sales	$20,586	$6,799	$12,887	$900
Flyer distribution	37,500	25,000	12,500	—
Total revenue	58,086	31,799	25,387	900

Production costs:
Amortization - patent	1,492,300	373,075	373,075	373,075
Consulting fees – production	155,350	31,200	38,425	37,700
Depreciation	71,810	20,872	26,090	19,671
Materials and supplies (recovery)	95,115	(17,067)	64,621	36,605
Prototype components	9,486	—	—	—
Total production costs	1,824,061	408,080	502,211	467,051
Gross loss	(1,765,975)	(376,281)	(476,824)	(466,151)

General and administration:
Bad debts	460	—	—	460
Consulting fees – management (Note 9)	771,497	235,597	226,200	72,900
Depreciation	17,326	2,888	5,775	5,775
Marketing	277,228	32,727	123,790	76,266
Office and miscellaneous (Note 9)	170,363	34,916	50,319	38,940
Professional fees	188,025	67,014	56,308	25,534
Rent	27,800	13,200	6,600	1,600
Travel and entertainment	51,015	19,016	14,295	10,218
Total general and administration	1,503,714	405,358	483,287	231,693
Loss before income taxes	(3,269,689)	(781,639)	(960,111)	(697,844)
Income taxes	—	—	—	—
Net loss and comprehensive loss	$(3,269,689)	$(781,639)	$(960,111)	$(697,844)

Net loss per share – basic and diluted (Note 4)		$(0.01)	$(0.018)	$(0.015)

Weighted-average number of shares outstanding		99,991,578	53,341,399	47,475,832

See accompanying notes to the financial statements

ROCKFORD MINERALS, INC.

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN CANADIAN DOLLARS)

	Cumulative
	since	Year Ended August 31,
	Inception	2013	2012	2011

Cash Flows From Operating Activities
Net loss	$(3,269,689)	$(781,639)	$(960,111)	$(697,844)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization - patent	1,492,300	373,075	373,075	373,075
Depreciation	89,136	23,760	31,865	25,446
Changes in assets and liabilities:
Amounts receivable	(9,674)	(1,792)	50,735	(40,090)
Inventory	(168,714)	(23,391)	(120,043)	(25,280)
Prepaid expenses	(2,100)	1,100	(3,200)	—
Accounts payable and accrued liabilities	17,673	(33,812)	(14,146)	48,964
Unearned revenue	12,500	(25,000)	37,500	—
Shares issued for management services	16,297	16,297	—	—
Net cash used in operating activities	(1,822,271)	(451,402)	(604,325)	(315,729)

Cash Flows From Investing Activities
Purchases of equipment, net	(184,175)	—	—	(103,533)
Cash transferred upon reverse acquisition of RMI	1,774	1,774	—	—
Funds advanced to RMI	(25,454)	(25,454)	—	—
Net cash used in investing activities	(207,855)	(23,680)	—	(103,533)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	2,141,822	552,000	457,500	583,614
Net cash provided by financing activities	2,141,822	552,000	457,500	583,614

Increase (decrease) in cash during the year/period	111,696	76,918	(146,825)	164,352
Cash, beginning of year/period	—	34,778	181,603	17,251
Cash, end of year/period	$111,696	$111,696	$34,778	$181,603

Supplementary Information:

The Company received bookkeeping and related services at no charge from Inception to August 31, 2011.

On November 15, 2012, TSI issued 29,000,000 shares valued at $14,500 in exchange for management services received and on April 30, 2013 issued another 3,593,377 shares valued at $1,797 in exchange for management services received.

On June 28, 2013, a share recapitalization occurred pursuant to a reverse takeover transaction (see Notes 2 and 11).

See accompanying notes to the financial statements

ROCKFORD MINERALS, INC.

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(EXPRESSED IN CANADIAN DOLLARS)

	Common Stock		Years Ended August 31, 2013 and 2012
	Shares	Amount	Additional paid-in capital	Deficit accumulated during the development stage	Total stockholders’ equity
Balance at August 31, 2011	50,166,275	$7,474,701	$—	$(1,527,939)	$5,946,762
Shares issued for cash	6,350,248	457,500	—	—	457,500
Net loss	—	—	—	(960,111)	(960,111)
Balance at August 31, 2012	56,516,523	7,932,201	—	(2,488,050)	5,444,151
Shares issued for cash	10,890,100	552,000		—	552,000
Shares issued in exchange for management services	32,593,377	16,297	—	—	16,297
Recapitalization on reverse takeover (see Notes 2 and 11):	(87,735,854)	(8,487,886)	8,431,728	—	(56,158)
Elimination of issued share capital of TSI	(100,000,000)	—	—	—	—
Reestablishment of issued share capital of RMI	12,264,146	—	—	—	—
Net loss	—	—	—	(781,639)	(781,639)
Balance at August 31, 2013	12,264,146	$12,612	$8,431,728	$(3,269,689)	$5,174,651

* The above presentation reflects the issued share capital of TSI until the completion of the capital transaction, at which point it is adjusted to reflect the share capital of the legal parent company RMI.

See accompanying notes to the financial statements

ROCKFORD MINERALS, INC.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

1. Company Overview and Basis of Presentation

Nature of Operations

Rockford Minerals, Inc. (a development stage company) (the “Company”) was incorporated under the laws of the state of Nevada on October 29, 2007. The Company was a natural resource exploration company with an objective of acquiring, exploring and, if warranted and feasible, developing natural resource properties. Activities during the exploration stage included developing the business plan and raising capital.

On June 28, 2013, the Company completed a reverse takeover transaction (see Note 2) with Tropic Spa Inc. (“TSI”), a company that manufactures and sells Home Mist Tanning units that deliver a full-body application. As a result of this transaction, the Company is a holding company operating through TSI. Upon the closing of the Exchange Agreement, the Company changed its fiscal year end from October 31 to August 31 to coincide with the fiscal year end of TSI. The accompanying consolidated financial statements include the results of operations of TSI for the year ended August 31, 2013 and for Rockford Minerals, Inc. (“RMI”) for the period June 29 to August 31, 2013 .

On November 19, 2007, TSI entered into Share Subscription Agreements (the “Agreements”) with MCM Consulting Ltd., Nandoor Enterprises Ltd., Sierra Tan Ltd., Sunshower Incorporated, Sunshower International Corporation and Tropic Spa Group Inc. (the “Originating Companies”). Pursuant to the terms of the Agreements, the Originating Companies subscribed for, in aggregate, 18,202,503 common shares of TSI valued at $3,657,175. This assigned value was the cost to the Originating Companies, as of that date, of developing a Home Mist Tanning system and the application for and acquisition of a United States Patent “Apparatus for Spray Application of a Sunless Tanning Product” (the “Patent”). The Agreements included a triggering event (a “Triggering Event”) which was defined to mean the occurrence of any of the following events:

●	Ninety days after TSI has been listed as a public company on a stock exchange;

●	Ninety days after TSI either purchases or is purchased by a company that is trading on a stock exchange; or

●	Notwithstanding the above, ninety days after TSI has notified the originating companies in writing that a Triggering Event has occurred.

The Originating Companies entered into agreements with their shareholders allowing the shareholders, upon the Triggering Event, to exchange their class A shares in the originating companies, by exercising the option under their common share exchange warrant, for common shares in TSI.

On April 9, 2009, the Board of Directors of TSI (the “Board”) resolved that the Triggering Event had occurred and approved and issued a Notification of Triggering Event to the shareholders of the Originating Companies. The decision to exercise the Triggering Event was driven by three factors:

●	the approval of the Patent;

●	delivery of the final production model on or before April 21, 2009; and

●	implementation of an aggressive marketing strategy.

After November 19, 2007, and subsequent to the execution of the Agreements, Tropic Spa Group Inc. (“TSGI”) incurred an additional $2,685,104 on the continued development of the Home Mist Tanning system and the application for and acquisition of the Patent. On March 11, 2013, TSI executed a second Share Subscription Agreement (the “Second Agreement”) with TSGI to cover the common shares of TSI issued to the shareholders of TSGI in respect of the additional costs incurred. Pursuant to the terms of the Second Agreement, TSGI subscribed for 26,034,520 common shares valued at $3,155,462 covering the period from November 20, 2007 to June 2010. Of these amounts, 3,880,745 common shares are for $470,358 received directly by TSI. The value assigned to the carrying value of the Patent, during the year ended August 31, 2010, was $2,685,104 ($3,155,462 less $470,358). The total value assigned to the carrying value of the Patent pursuant to the Agreements and the Second Agreement, collectively, was $6,342,279.

ROCKFORD MINERALS, INC.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

1. Company Overview and Basis of Presentation (cont’d)

The Company, through TSI, has patents pending which are in the process of being completed for Australia, Canada, China and the European Union.

As reflected in the accompanying consolidated financial statements, the Company is in the development stage, has a net loss of $3,269,689 (2012 - $2,488,050) since inception and has used cash in operations of $1,822,271 from inception. The Company has working capital of $229,633 (2012 - $102,298) and stockholders’ equity of $5,174,651 (2012 - $5,444,151). This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

2. Reverse Takeover

On June 28, 2013 (the “Closing Date”), RMI, its wholly-owned subsidiary 1896432 Ontario Inc. (“Subco”) and TSI entered into a share exchange agreement (the “Exchange Agreement”) with certain of the shareholders of TSI (the “Selling Shareholders”) pursuant to which RMI acquired 78,030,877 common shares, or approximately 78% of the issued and outstanding shares, of TSI in exchange for the issuance of 78,030,877 preferred shares of Subco to the Selling Shareholders on a one-for-one basis. Each one preferred share of Subco is exchangeable into one share of the Company’s common stock at the option of the holder subject to the following restrictions:

●	the Selling Shareholders require the written consent of Subco to exchange, sell or otherwise dispose of, directly or indirectly, any of their preferred shares of Subco until the six month anniversary of the Closing Date;

●	within 30 days of that time, and provided TSI has generated at least $1,000,000 in gross revenue during the preceding six month period, Subco shall permit the Selling Shareholders to require Subco to redeem an aggregate of 1% of its then-outstanding preferred shares on a pro-rata basis; and

●	within 30 days of each six month anniversary of the Closing Date until June 30, 2015, on which date all restrictions on the preferred shares shall automatically expire unless extended by the Selling Shareholders, Subco shall grant the holders of its preferred shares a permission identical to the one above.

Upon completion of the Exchange Agreement, the sole officer and director of TSI became the sole officer and a director of RMI and RMI adopted the business plan of TSI.

As a result of the share exchange, the former shareholders of TSI control approximately 87% of the issued and outstanding common shares of the Company. The Exchange Agreement is a reverse takeover and therefore has been accounted for under the acquisition method with TSI as the accounting acquirer and continuing entity for accounting and financial reporting purposes and RMI as the legal parent being the acquiree. The business is in the development stage and there is no active market to reliably determine fair value of the consideration other than the value of the identifiable assets acquired. Therefore, the purchase price allocation of the acquisition is based on the fair value of the net liabilities acquired which is charged to additional paid-in-capital.

ROCKFORD MINERALS, INC.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

2. Reverse Takeover (cont’d)

The fair values of assets acquired and liabilities assumed are as follows:

$

Cash	1,774
Subscriptions receivable	10
Accounts payable and accrued liabilities	(32,488)
Loan payable to TSI	(25,454)
Net liabilities acquired	(56,158)

3. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of the Company, TSI, Subco and 1896431 Ontario Inc., the Company’s wholly owned subsidiary. All significant inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, the Company evaluates its estimates, including those related to equipment, fair values of intangible assets, and useful lives of intangible assets and the likelihood of realization of its deferred tax assets. The Company bases its estimates on assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Concentration of Risk

The financial instrument which potentially subjects the Company to a concentration of credit risk is cash. The Company places its cash in an account with a high credit quality financial institution.

Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain significant accounting policies. There have been no material changes to the Company’s significant accounting policies that are disclosed in the consolidated financial statements and notes thereto during 2013.

Inventory

Inventory is stated at the lower of cost, computed using the first-in, first-out method, or market. If the cost of inventory exceeds its market value, a provision is made currently for the difference between the cost and market value. The Company’s inventory consists of finished goods, components and supplies.

ROCKFORD MINERALS, INC.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

3. Summary of Significant Accounting Policies (cont’d)

Equipment, Net

Equipment is stated at cost, net of accumulated depreciation. Equipment is depreciated over the estimated useful life of the asset. Mould equipment is depreciated at 20% on a declining-balance basis. The website is depreciated on a straight-line basis over five years. One-half of these rates are used in the year of acquisition. Replacements and major improvements are capitalized, while maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost of assets disposed of and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is credited or charged to operations.

Intangible Assets

The Patent is recorded at the value attributed to the shares issued to the Originating Companies and shareholders of TGSI less accumulated amortization. The Patent was issued on September 29, 2009 and is effective until September 29, 2026. Upon expiration, the Patent can be extended subject to certain changes required to secure the extension. Although the effects of obsolescence, demand, competition and other economic factors (such as stability of the industry, technological advances and legislative action that results in an uncertain or changing regulatory environment) can have an adverse effect on the industry and the Company’s product, management is not currently aware of any known adverse factors that will affect the Company in the future.

The Company does not believe that there are any limits to how long its Home Mist Tanning units can sell in the market place. While it expects to be able to secure an extension to the Patent in 2026, this cannot be predicted with certainty at this time. Accordingly, management has determined that the best estimate of the useful life of the Patent is 17 years. At this time, the Company does not believe that the Patent will have a residual value at the end of its useful life.

Definite-lived intangible assets are required to be amortized using a method that reflects the pattern in which the economic benefits of the patents are consumed or utilized. At this time, management is not able to determine with any amount of certainty the number of Home Mist Tanning units that will be sold over the useful life of the Patent. Accordingly, the Patent is being amortized on a straight-line basis over the period of its useful life.

As of August 31, 2013, there were no know indicators that the Patent was impaired.

Leases

The Company currently rents premises pursuant to an operating lease.

Impairment of Long-Lived Assets

Long-lived assets, including equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be evaluated. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds its fair value.

ROCKFORD MINERALS, INC.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

3. Summary of Significant Accounting Policies (cont’d)

Sales, Other Revenue and Deferred Revenue

The Company sells Home Mist Tanning units and related supplies primarily on line via its website. The Company recognizes revenue when the units and supplies have been shipped to the customer, the amount to be paid by the customer is fixed or determinable and collectability is reasonably assured. Revenue is recorded net of applicable sales taxes.

In February 2012, the Company entered into an agreement with a fitness company to insert into every Home Mist Tanning unit package shipped in Canada a brochure advertising their store locations in Canada along with other related information about their fitness stores. Pursuant to this two-year agreement, commencing March 1, 2012 and ending February 28, 2014, the Company has received $50,000 for this service. Revenue is being recognized on a straight-line basis over the term of the agreement.

Warranty

The Company is committed to supplying products of superior quality and design. Because of this commitment, it provides a limited one year warranty effective from the date of purchase. The Company warranties its Home Mist Tanning units to be free of defects. If a unit stops operating due to defects in materials or workmanship, the Company either repairs or replaces it for free.

Production Costs

Production costs consist of production consulting fees, equipment depreciation, materials and supplies.

Advertising Costs

The Company charges all advertising and marketing costs to expense in the period incurred.

Income Taxes

Deferred income tax is accounted for using the asset and liability method. Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial reporting purposes and tax reporting purposes. Such deferred income taxes primarily relate to the difference between the tax bases of assets and liabilities and their financial reporting amounts. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At this time, The Company is not able to project future taxable income over the periods in which the deferred tax assets are deductible and, accordingly, management is not able to determine if it is more likely than not that the Company will realize the benefits of these deductible differences.

Derivative Financial Instruments

The Company does not have any derivative financial assets or liabilities.

ROCKFORD MINERALS, INC.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

3. Summary of Significant Accounting Policies (cont’d)

Fair Value of Financial Instruments

Fair values of cash and accounts payable and accrued liabilities approximate fair value because of the short-term nature of these items. Amounts receivable consists primarily of Harmonized Sales Tax (“HST”) receivable from the Government of Canada. HST is not a financial instrument.

Foreign Currency

The Company’s functional currency is the Canadian dollar. These financial statements are presented in Canadian dollars. Virtually all transactions of the Company are currently in Canadian dollars.

4. Loss Per Share

The following table sets forth the computation of loss per share:

	Year Ended August 31,
	2013	2012	2011
Net loss per share:
Net loss	$(781,639)	$(960,111)	$(679,844)
Weighted-average shares outstanding:
Common stock	12,264,146	56,516,523	50,166,275
Number of shares used in per share computations	99,991,578	53,341,399	47,475,832
Loss per share	$(0.01)	$(0.018)	$(0.015)

5. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There is a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1 – Observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3 – Unobservable inputs that are supported by little or no market activity, which require management judgment or estimation.

The Company measures its financial instruments at fair value.

The carrying value of cash deposits is a reasonable estimate of its fair value due to the short maturity of the financial instrument.

The Company does not have assets and liabilities that are measured at fair value on a recurring basis.

ROCKFORD MINERALS, INC.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

6. Equipment, Net

Equipment, at cost, consisted of:

	August 31, 2013	August 31, 2012
Mould Equipment	$155,300	$155,300
Website	28,875	28,875
Equipment at cost	184,175	184,175
Accumulated depreciation	(89,136)	(65,376)
Equipment, net	$95,039	$118,799

Depreciation was $23,760, $31,865 and $25,446 for the years ended August 31, 2013, 2012 and 2011, respectively.

7. Intangible Assets, Net

The following tables provide information regarding the Patent:

	August 31, 2013
	Gross carrying amount	Accumulated amortization	Net carrying amount
United States Patent	$6,342,279	$1,492,300	$4,849,979

	August 31, 2012
	Gross carrying amount	Accumulated amortization	Net carrying amount
United States Patent	$6,342,279	$1,119,225	$5,223,054

Also see Note 1 Company Overview and Basis of Presentation.

As of August 31, 2013, amortization expense on intangible assets for the next five years was expected to be as follows:

Amount
Year ending:
2014	$373,075
2015	373,075
2016	373,075
2017	373,075
2018	373,075
Thereafter	2,984,604
Total	$4,849,979

ROCKFORD MINERALS, INC.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of:

	August 31, 2013	August 31, 2012
Trade payables	$38,150	$20,225
Vendor accruals	12,000	31,250
Accounts payable and accrued liabilities	$50,150	$51,475

9. Related Party Transactions

Consulting fees paid to the President of the Company were $16,047, $73,200 and $24,600 for the years ended August 31, 2013, 2012 and 2011, respectively.

Consulting fees paid to a company controlled by the President of the Company were $102,400, $nil and $nil for the years ended August 31, 2013, 2012 and 2011, respectively.

Fees for office services paid to the wife of the President of the Company were $nil, $25,700 and $19,700 for the years ended August 31, 2013, 2012 and 2011, respectively.

All transactions with related parties occurred in the normal course of business and were measured at the exchange amount, which was the amount of consideration agreed upon between management and the related parties.

Also see Note 11.

10. Commitments

On January 10, 2013, the Company renewed its premises lease dated November 11, 2011 for one additional year from February 1, 2013 to January 31, 2014 for a rental of $13,200 per year plus HST.

11. Stockholders’ Equity

The Company is authorized to issue 300,000,000 common shares at a par value of $0.001 (2012 – unlimited common shares of TSI at a par value of $nil).

At August 31, 2013 and 2012, the Company had 12,264,146 and 56,516,523 common shares legally issued and outstanding, respectively.

On June 28, 2013, pursuant to the Exchange Agreement, RMI acquired 78,030,877 common shares of TSI in exchange for the issuance of 78,030,877 preferred shares of Subco to the Selling Shareholders on a one-for-one basis. As a result of the Exchange Agreement, TSI became the Company’s majority-owned subsidiary. Each preferred share of Subco is exchangeable into one common share of the Company at the option of the holder subject to certain restrictions. As at August 31, 2013, none of the preferred shares had been exchanged into common shares. Accordingly, the number of common shares of the Company outstanding at August 31, 2013 is equal to the number of common shares outstanding immediately prior to the consummation of the Exchange Agreement.

ROCKFORD MINERALS, INC.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

11. Stockholders’ Equity (cont’d)

As a condition of the closing of the Exchange Agreement, the Company also entered into a Support Agreement and a Voting and Exchange Trust Agreement on the closing date. The Support Agreement ensures that the obligations of Subco remain effective until all of the preferred shares have been exchanged into common shares. The Voting and Exchange Trust Agreement provides and establishes a procedure whereby the voting rights attached to shares of the Company’s common stock are exercisable by the registered holders (the Selling Shareholders) of the preferred shares. The Trustee holds legal title to a Special Voting Share to which voting rights are attached for the benefit of the Selling Shareholders. The Trustee holds the Special Voting Share solely for the use and benefit of the Selling Shareholders.

Common Stock Issuances

During the year ended August 31, 2013, TSI issued 10,890,100 common shares for proceeds of $552,000 and 32,593,377 common shares in exchange for management services received valued at $16,297.

During the year ended August 31, 2012, TSI issued 6,350,248 common shares for proceeds of $457,500.

12. Taxes

Income tax expense differs from the amounts computed by applying the statutory income tax rate to net loss before income taxes as follows:

	Year Ended August 31,
	2013	2012	2011
Net loss before income taxes	$(781,639)	$(960,111)	$(697,844)
Tax rate	(1)	25.50%	27.17%
Calculated income tax recovery	(198,227)	(244,828)	(189,581)
Adjustment for deductible and non-deductible amounts	101,008	103,260	108,265
Unrecognized benefit of non-capital losses	97,219	141,568	81,316
Income tax recovery	$—	$—	$—

(1) Canada – 25.42%; United States – 34%.

Deferred Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Significant components of the Company’s deferred tax assets are as follows:

	August 31, 2013	August 31, 2012
Deferred tax assets:
Net operating loss carryforwards	$533,000	$326,000
Temporary deductible differences (net)	30,000	—
	563,000	326,000
Valuation allowance	(563,000)	(326,000)
Net deferred tax assets	$—	$—

ROCKFORD MINERALS, INC.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

12. Taxes (cont’d)

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. A valuation allowance was established based upon management’s inability to determine whether sufficient future profits will be generated.

The Company has approximately $1,963,000 of United States and Canadian net operating loss carryforwards expiring from 2029 to 2033.

13. Risks and Uncertainties

The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect its future operating results and cause actual results to vary materially from expectations include, but are not limited to: current economic conditions, uncertainty in the potential markets for its Home Mist Tanning units, increasing competition, and dependence on its existing management and key personnel.

14. Accounting Pronouncements

There are no recently adopted accounting pronouncements or recent accounting pronouncements not yet adopted that will have a material impact on the Company’s financial statements.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

As of the end of the period covered by this report, management, with the participation of our Chief Executive and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, management concluded that our disclosure controls and procedures were not effective due to certain deficiencies in our internal control over financial reporting.

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On November 29, 2013, Gregory J. Neely submitted his resignation as our director. Mr. Neely’s resignation was not due to any disagreement with us regarding our operations, policies, practices or otherwise. As a result, our Board of Directors currently consists of one director, John Marmora.

On December 6, 2013, we completed a merger with our wholly owned subsidiary, Tropic International Inc., and formally assumed the subsidiary’s name by filing Articles of Merger with the Nevada Secretary of State. The subsidiary was incorporated entirely for the purpose of effecting the name change and the merger did not affect our Articles of Incorporation or corporate structure in any other way.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of December 9, 2013, the name, age and positions of our sole executive officer and director were as follows:

Name	Age	Position
John Marmora	61	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

John Marmora – President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

Mr. Marmora was appointed as our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director President, Chief Executive Officer and director on the Closing Date. Mr. Marmora has served as the President, Secretary, Treasurer and sole director of Tropic Spa since its inception on September 17, 2007.

Mr. Marmora has more than three decades of operational and management experience in a wide variety of industries. In 2003, he founded MCM Consulting Ltd., a company that manufactured and marketed a sunless tanning system, and since that time, he has been involved in the development, manufacturing and marketing of the patented sunless tanning system currently owned by Tropic Spa. It was primarily his experience in this industry that led us to conclude that he should serve as one of our directors in light of our new business and structure.

From 1977 to 1983, Mr. Marmora served as the President of Celmar Productions Inc., an award-winning company in the business of writing and producing jingles for commercial radio and television. Following that, he acted as the President of Erotico Music Inc., a music company that wrote and produced international commercial recordings and managed recording artists, from 1990 to 2004. During this period, Mr. Marmora engaged in the negotiation of multimillion dollar contracts on behalf of the company’s clients with record labels such as Universal Music and Arista Records (a wholly owned subsidiary of Sony Music Entertainment). Over the course of his music career, he earned several notable awards for work on various recordings, including the 2002 SOCAN Songwriter of the Year Award (Pop Music) and a 2004 Juno for Instrumental Album of the Year.

Corporate Governance

Our business and affairs are managed under the direction of our Board of Directors, which currently consists of Mr. Marmora.

Term of Office

Our directors are elected to serve until our next annual meeting of stockholders and until their successors have been elected and qualified. Our officers are appointed to serve until the meeting of our Board of Directors following the next annual meeting of our stockholders and until their successors have been elected and qualified.

Board Committees

We do not have an audit, nominating or compensation committee. We intend, however, to establish an audit committee and a compensation committee of our Board of Directors in the future. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditor and evaluating our accounting policies and our system of internal controls. The compensation committee will be primarily responsible for reviewing and approving our salary and benefits policies (including stock options) and other compensation of our executive officers.

Significant Employees

Other than our sole executive officer and director, we do not expect any other individuals to make a significant contribution to our business.

Family Relationships

There are no family relationships among our sole director, sole executive officer or persons nominated or chosen by us to become directors or executive officers.

Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past 10 years:

●	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●	being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated;

●	being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any law or regulation prohibiting mail or wire fraud or fraud in connection with any business activity;

●	being the subject of, or a party to, any judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated relating to an alleged violation of any federal or state securities or commodities law or regulation or any law or regulation respecting financial institutions or insurance companies; or

●	being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any stock, commodities or derivatives exchange or other self-regulatory organization.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Code of Ethics

We have not yet adopted a code of ethics because we have not yet finalized the content of such a code.

Management Agreements

We do not yet have a formal management or consulting agreement in place with John Marmora, our sole executive officer. Regardless, we expect Mr. Marmora to allocate 100% of his working time to our business.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Exchange Act requires a company’s directors and officers, and persons who own more than 10% of any class of a company’s equity securities which are registered under Section 12 of the Exchange Act, to file with the SEC reports of ownership on Form 3 and reports of changes in ownership on Forms 4 and 5. Such officers, directors and 10% stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by us and on written representations from certain reporting persons as August 31, 2013, we believe that all Section 16(a) reports applicable to our officers, directors and 10% stockholders with respect to our fiscal year ended August 31, 2013 have been filed.

Item 11. Executive Compensation

Summary Compensation Table

The following sets forth information with respect to the compensation awarded or paid to John Marmora, our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and director, and Gregory J. Neely, our former President, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and director, for all services rendered in all capacities to us and our subsidiaries. We do not have any other executive officers and no other individual received total compensation from us in excess of US$100,000 during those years. Pursuant to Item 402(a)(5) of Regulation S-K we have omitted certain columns from the table since there was no compensation awarded to, earned by or paid to these individuals required to be reported in such columns in either year.

Name and Principal Position	Year Ended August 31	Salary ($)		Total ($)
John Marmora, President (1)	2013	118,447 (	2)	118,447
	2012	73,200 (	3)	73,200

Gregory J. Neely, former President (4)	2013	-		-
	2012	-		-

(1)	John Marmora was appointed as our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and director on the Closing Date and has served as the President, Secretary, Treasurer and sole director of Tropic Spa since the company’s inception on September 17, 2007.

(2)	Represents consulting fees of $102,400 paid to MCM Consulting Ltd., a company controlled by Mr. Marmora, and consulting fees of $16,047 paid to Mr. Marmora directly.

(3)	Represents consulting fees paid to Mr. Marmora directly.

(4)	Gregory J. Neely served as our Secretary and Treasurer from November 2007 until the Closing Date, our President, Chief Financial Officer and Principal Accounting Officer from June 18, 2012 to the Closing Date, and our director from November 2007 to November 29, 2013.

Outstanding Equity Awards at Fiscal Year-End

As of August 31, 2013, we did not have any outstanding equity awards.

Benefit Plans

We do not have any pension plan, profit sharing plan or similar plan for the benefit of our officers, directors or employees. However, we may establish such plans in the future.

Director Compensation

We have not compensated any of our directors for their service on the Board of Directors. Management directors are not compensated for their service as directors; however they may receive compensation for their services as employees of the Company. The compensation received by our management directors is shown in the “Summary Compensation Table” above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our common stock beneficially owned as of December 9, 2013 for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each of our officers and directors and (iii) our officers and directors as a group. A person is considered to beneficially own any shares over which such person, directly or indirectly, exercises sole or shared voting or investment power, or over which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our officers and directors is exercised solely by the beneficial owner thereof.

For the purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of our common stock that such person has the right to acquire within 60 days. For the purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (1)	Total Voting Power (2)
Common Stock	John Marmora (3) 1057 Parkinson Road, Unit #9 Woodstock, Ontario, Canada N4S 7W3	32,093,377 (	4)	72.4	35.5
All Officers and Directors as a Group		32, 093,377		72.4	35.5
Special Voting Shares (5)	John Marmora (3) 1057 Parkinson Road, Unit #9 Woodstock, Ontario, Canada N4S 7W3	1		100	-
All Officers and Directors as a Group		1		100	-
Common Stock	Gregory J. Neely (6) 49 Fraser Avenue, Suite 400 Toronto, Ontario, Canada M6K 1Y7	3,831,380		31.2	4.2
Common Stock	Stephen Dewingaerde (7) 111 Steppingstone Trail Toronto, Ontario, Canada M5A 2B1	3,500,000		28.5	3.9
Common Stock	2176526 Ontario Ltd. (8) 448 Pondview Place Oakville, Ontario, Canada L6H 6S5	750,000 (	4)	5.8	(9)
Common Stock	Nandor Bajusz 705 Matheson Boulevard East Mississauga, Ontario, Canada L4Z 3X9	2,561,500 (	4)	17.3	2.8
Common Stock	Lloyd East P.O. Box 202 Alida, Saskatchewan. Canada S0C 0B0	8,600,000 (	4)	41.2	9.5
Common Stock	Rudy Flaman P.O. Box 23 Southey, Saskatchewan, Canada S0G 4P0	6,300,000 (4)	(10)	33.9	7.0
Common Stock	Flaman Sales Ltd. (11) P.O. Box 280 Southey, Saskatchewan, Canada S0G 4P0	1,391,600 (	4)	10.2	1.5
Common Stock	William Brian Gray 12 Old Mill Trail, Suite 203 Toronto, Ontario, Canada M8X 2Z4	1,050,000 (	4)	7.9	1.2
Common Stock	Greg Halsall 1639 Goldenridge Road Pickering, Ontario, Canada L1V 7J5	1,750,000 (	4)	12.5	1.9
Common Stock	Regan Lazar 55 – 4504 41st Street Camrose, Alberta, Canada T4V 4K9	3,000,000 (	4)	19.7	3.3
Common Stock	Jeffrey S. McQuade 448 Pondview Place Oakville, Ontario, Canada L6H 6S5	3,150,000 (4)	(12)	20.4	3.5
Common Stock	Everett Moore 69 Berton Boulevard Georgetown, Ontario, Canada L7G 6C7	1,600,000 (	4)	11.5	1.8
Common Stock	Rick Padulo 1 St. Clair Avenue West, 10th Floor Toronto, Ontario, Canada M4V 1K7	1,000,000 (	4)	7.5	1.1
Common Stock	Ken Rampersand 350 Vincent Street Woodstock, Ontario, Canada N4S 5M4	1,250,000 (	4)	9.2	1.4
Common Stock	Reo Holdings Company Ltd. (13) P.O. Box 114 Eston, Saskatchewan, Canada S0L 1A0	7,000,000 (	4)	36.3	7.8
Common Stock	David Weinrauch P.O. Box 67 Lampman, Saskatchewan, Canada S0C 1N0	7,000,000 (	4)	36.3	7.8

(1)	Based on 12,264,146 shares of our common stock issued and outstanding as of December 9, 2013 as well as the exchange of all preferred shares of Subco owned by the applicable holder into shares of our common stock. For clarity, the percentage ownership does not reflect the exchange of preferred shares of Subco into shares of our common stock by any person other than the applicable holder.

(2)	Based on the exchange of all 78,030,877 issued and outstanding preferred shares of Subco for shares of our common stock.

(3)	John Marmora was appointed as our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and director on the Closing Date, is the Trustee under the Trust Agreement, and is the only person who possesses the right to exchange preferred shares of Subco for shares of our common stock within 60 days, since any such exchange can only be completed with the written consent of Subco.

(4)	Includes only shares of our common stock issuable upon the exchange of preferred shares of Subco. Pursuant to the Exchangeable Share Provisions, the applicable holder may not exercise investment power over either the shares of our common stock or the preferred shares of Subco until a redemption has occurred, but may exercise voting power over the shares of our common stock through the operation of the Trust Agreement.

(5)	The Special Voting Share confers on the Trustee the number of votes equal to the number of outstanding preferred shares of Subco, other than such shares held by us or our affiliates, on all matters on which the holders of shares of our common stock are entitled to vote.

(6)	Gregory J. Neely served as our Secretary and Treasurer from November 2007 until the Closing Date, our President, Chief Financial Officer and Principal Accounting Officer from June 18, 2012 to the Closing Date, and our director on November 2007 to November 29, 2013.

(7)	Stephen Dewingaerde served as our President and director from our inception in November 2007 to May 4, 2012.

(8)	Jeffrey S. McQuade has sole voting and investment power over the preferred shares of Subco held by 2176526 Ontario Ltd.

(9)	Less than 1%.

(10)	Includes 4,908,400 preferred shares of Subco held by Rudy Flaman directly and 1,391,600 preferred shares of Subco held by Flaman Sales Ltd., a company controlled by Mr. Flaman.

(11)	Rudy Flaman has sole voting and investment power over the preferred shares of Subco held by Flaman Sales Ltd.

(12)	Includes 2,400,000 preferred shares of Subco held by Jeffrey S. McQuade directly and 750,000 preferred shares of Subco held by 2176526 Ontario Ltd., a company controlled by Mr. McQuade.

(13)	Rob Owens has sole voting and investment power over the preferred shares of Subco held by Reo Holdings Company Ltd.

Trust Agreement

As described in the “Business” section of this Report, the Trust Agreement provides and establishes a procedure whereby the voting rights attached to shares of our common stock are exercisable by the registered holders (the “Beneficiaries”) of the preferred shares of Subco (the “Exchangeable Shares”), other than those Exchangeable Shares held by us or our affiliates, through the trustee, John Marmora, who is also our sole officer and director (the “Trustee”). The Trustee’s address is included in the table above, and he holds legal title to a special voting share (the “Special Voting Share”) to which voting rights are attached for the benefit of the Beneficiaries.

The Special Voting Share confers on the Trustee the number of votes equal to the number of outstanding Exchangeable Shares, other than Exchangeable Shares held by us or our affiliates, on all matters on which the holders of shares of our common stock are entitled to vote. Under the Trust Agreement, the Trustee is required to hold the Special Voting Share as trustee solely for the use and benefit of the Beneficiaries and has no power or authority to sell, transfer, vote or otherwise deal with the Special Voting Share.

The Trust Agreement provides a mechanism under which a Beneficiary may instruct the Trustee regarding how to vote the votes conferred by the Special Voting Share relating to such Beneficiary’s Exchangeable Shares. This mechanism ensures that Beneficiaries have a complete bundle of rights that collectively is equivalent to the rights each Beneficiary would have if it owned shares of our common stock directly, and is exercised by Beneficiaries providing written instructions to the Trustee following the mailing of any communications by us to the holders of our common stock as well as the holders of Exchangeable Shares.

For commercial reasons, it is in the interests of a holder of Exchangeable Shares to obtain additional protection with respect to its ability to exercise retraction or exchange rights in the event of the liquidation or insolvency of us or Subco. As a result, the Trust Agreement also grants such holders “insolvency put rights”, including the right to automatically exchange their Exchangeable Shares for shares of our common stock upon the occurrence of certain events.

The right of a Beneficiary to exercise any voting rights in respect of the Exchangeable Shares held by such Beneficiary will cease immediately upon the exercise of any exchange right, automatic exchange, retraction or redemption of Exchangeable Shares for shares of our common stock, or the liquidation, dissolution or winding-up of Subco.

The foregoing description of the Trust Agreement is qualified in its entirety by reference to the complete text of the Trust Agreement include as Appendix 3 to the Exchange Agreement filed as Exhibit 10.1 to our current report on Form 8-K filed with the SEC on July 3, 2013.

Changes in Control

As of December 9, 2013, we were not aware of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in our control.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following includes a summary of transactions since September 1, 2012, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds US$120,000 and in which any related person had or will have a direct or indirect material interest (other than compensation described in the “Executive Compensation” section of this Report). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

●	Pursuant to the Exchange Agreement and on the Closing Date, Subco issued 32,093,377 preferred shares to John Marmora, the President, Secretary, Treasurer and sole director of Tropic Spa and its former controlling shareholder. Upon the closing of the Share Exchange, Mr. Marmora acquired the right to become our principal stockholder and was appointed as our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and director.

●	During the years ended August 31, 2013 and 2012, we paid $16,047 and $73,200, respectively, in consulting fees to Mr. Marmora.

●	During the years ended August 31, 2013 and 2012, we paid $nil and $25,700, respectively, in fees for office services to the wife of Mr. Marmora.

●	During the years ended August 31, 2013 and 2012, we paid $102,400 and $nil, respectively, in consulting fees to MCM Consulting Ltd., a company controlled by Mr. Marmora.

●	On November 15, 2012, Tropic Spa issued an aggregate of 29,000,000 common shares valued at $14,500 in respect of management services rendered by Mr. Marmora and Ron Bellamy. Of those shares, 28,500,000 were issued to Mr. Marmora and 500,000 were issued to Mr. Bellamy.

●	On April 30, 2013, Tropic Spa issued 3,593,377 common shares valued at $1,797 to Mr. Marmora in respect of management services rendered.

Other than as described above, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of those persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of US$120,000 or 1% of the average of our total assets for the last two fiscal years.

Director Independence

Because our common stock is not currently listed on a national securities exchange, we currently use the definition in NASDAQ Listing Rule 5605(a)(2) for determining director independence, which provides that an “independent director” is a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;

●	the director or a family member of the director accepted any compensation from the company in excess of US$120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;

●	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or US$200,000, whichever is greater (subject to certain exclusions);

●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

●	the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

We have determined that our sole director does not meet this definition of independence due to the fact that he is also our current executive officer.

We do not currently have a separately designated audit, nominating or compensation committee.

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table sets forth the fees for professional audit services and the fees billed for other services rendered by our auditors, DeVisser Gray LLP, in connection with the audit of our financial statements for the years ended August 31, 2013 and 2012, respectively, as well as reviews of our interim financial statements, services provided in connection with our statutory and regulatory filings or engagements, and any other fees billed for services rendered by our auditors during these periods.

	Year Ended August 31, 2013 ($)	Year Ended August 31, 2012 ($)
Audit fees and audit-related fees	23,865	14,633
Tax fees	-	-
All other fees	2,500	-
Total	26,365	14,633

In the above table, “audit fees” are fees billed by our auditors for services provided in auditing our annual financial statements. “Audit-related fees” are fees not included in audit fees that are billed by our auditors for assurance and related services that are reasonably related to the performance of the audit review of our financial statements. “Tax fees” are fees billed by our auditors for professional services rendered for tax compliance, advice and planning. “All other fees” are fees billed by our auditors for products and services not included in the foregoing categories.

Policy on Pre-Approval

Our Board of Directors pre-approves all services provided by our auditors. All of the above services and fees were reviewed and approved by the Board of Directors either before or after the respective services were rendered.

PART IV

Item 15. Exhibits

The following documents are filed as a part of this annual report.

Exhibit Number	Exhibit Description

3(i).1	Articles of Incorporation filed with the Nevada Secretary of State on October 29, 2007 (1)

3(i).2	Certificate of Amendment filed with the Nevada Secretary of State on August 24, 2010 (1)

3(i).3	Certificate of Amendment filed with the Nevada Secretary of State on April 17, 2013 (2)

3(i).4	Articles of Merger filed with the Nevada Secretary of State on December 6, 2013

3(ii).1	By-Laws (1)

10.1	Share Exchange Agreement dated June 28, 2013 with 1896432 Ontario Inc., Tropic Spa Inc. and the shareholders of Tropic Spa Inc. (3)

21	1896431 Ontario Inc. (Ontario, Canada), 1896432 Ontario Inc. (Ontario, Canada), Tropic Spa Inc. (Ontario, Canada)

31.1

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

(1)	Incorporated by reference from our Registration Statement on Form 10, filed with the SEC on October 15, 2010.

(2)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the SEC on June 20, 2013.

(3)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on July 3, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 9, 2013	TROPIC INTERNATIONAL INC.

	By:	/s/ John Marmora
John Marmora
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John Marmora	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director	December 9, 2013
John Marmora

