Form 10-Q
period 2013-11-30
TROPIC INTERNATIONAL INC.
filed 2014-01-14
CIK 844538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number 001-34911

TROPIC INTERNATIONAL INC.

(Exact name of registrant as specified in its charter)

Nevada	None
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1057 Parkinson Road, Unit #9 Woodstock, Ontario, Canada	N4S 7W3
(Address of principal executive offices)	(Zip Code)

(519) 421-1900

(Registrant’s telephone number, including area code)

N/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSURS:

As of January 14, 2014, the registrant’s outstanding common stock consisted of 12,264,146 shares.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Rockford Minerals Inc.

A Development Stage Enterprise

Consolidated Financial Statements
For the Three Months Ended November 30, 2013

(Expressed in Canadian dollars)

(unaudited)

3

ROCKFORD MINERALS, INC.

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	November 30, 2013	August 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash	$13,258	$111,696
Amounts receivable	22,138	9,774
Inventory	166,646	168,713
Prepaid expenses	2,100	2,100
Total current assets	204,142	292,283
Equipment, net (Note 6)	89,421	95,039
Intangible assets, net (Note 7)	4,760,561	4,849,979
Total assets	$5,054,124	$5,237,301

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (Note 8)	$78,043	$50,150
Unearned revenue	6,250	12,500
Total current liabilities	84,293	62,650

Stockholders’ equity (Note 11):
Common stock	12,612	12,612
Additional paid-in capital	8,431,728	8,431,728
Deficit accumulated during the development stage	(3,474,509)	(3,269,689)
Total stockholders’ equity	4,969,831	5,174,651
Total liabilities and stockholders’ equity	$5,054,124	$5,237,301

Contingent liability (Note 14)

See accompanying notes to the financial statements

ROCKFORD MINERALS, INC.

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	Cumulative	For the Three Months Ended
	Since	November 30,
	Inception	2013	2012
Revenue:
Sales	$21,947	$1,361	$2,131
Flyer distribution	43,750	6,250	6,250
Total revenue	65,697	7,611	8,381

Production costs:
Amortization - patent	1,585,569	93,269	93,269
Consulting fees – production	163,150	7,800	7,800
Depreciation	75,984	4,174	5,218
Materials and supplies	99,008	3,893	4,022
Prototype components	9,486	—	—
Total production costs	1,933,197	109,136	110,309
Gross loss	(1,867,500)	(101,525)	(101,928)

General and administration:
Bad debts	460	—	—
Consulting fees – management (Note 9)	817,897	46,400	70,200
Depreciation	18,770	1,444	1,444
Marketing	281,958	4,730	18,229
Office and miscellaneous	175,250	4,887	7,631
Professional fees	226,300	38,275	13,943
Rent	31,100	3,300	3,300
Travel and entertainment	54,944	3,929	4,283
Loss on foreign exchange	330	330	—
Total general and administration	1,607,009	103,295	119,030
Loss before income taxes	(3,474,509)	(204,820)	(220,958)
Income taxes	—	—	—
Net loss and comprehensive loss	$(3,474,509)	$(204,820)	$(220,958)

Net loss per share – basic and diluted (Note 4)		$(0.02)	$(0.003)

Weighted-average number of shares outstanding		12,264,146	63,876,743

See accompanying notes to the financial statements

ROCKFORD MINERALS, INC.

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	Cumulative	For the Three Months Ended
	since	November 30,
	Inception	2013	2012

Cash Flows From Operating Activities
Net loss	$(3,474,509)	$(204,820)	$(220,958)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization - patent	1,585,569	93,269	93,269
Depreciation	94,754	5,618	6,662
Changes in assets and liabilities:
Amounts receivable	(22,038)	(12,364)	(2,135)
Inventory	(166,646)	2,067	—
Prepaid expenses	(2,100)	—	1,100
Accounts payable and accrued liabilities	45,565	27,893	(3,698)
Unearned revenue	6,250	(6,250)	(6,250)
Shares issued for management services	16,297	—	14,500
Net cash used in operating activities	(1,916,858)	(94,587)	(117,510)

Cash Flows From Investing Activities
Purchases of equipment	(184,175)	—	—
Cash transferred upon reverse acquisition of RMI	1,774	—	—
Funds advanced to RMI, prior to reverse acquisition	(25,454)	—	—
Patent costs	(3,851)	(3,851)	—
Net cash used in investing activities	(211,706)	(3,851)	—

Cash Flows From Financing Activities
Proceeds from issuance of common stock	2,141,822	—	154,500
Net cash provided by financing activities	2,141,822	—	154,500

Increase (decrease) in cash during the period	13,258	(98,438)	36,990
Cash, beginning of period	—	111,696	34,778
Cash, end of period	$13,258	$13,258	$71,768

Supplementary Information:

On November 15, 2012, TSI issued 29,000,000 shares valued at $14,500 in exchange for management services received.

On June 28, 2013, a share recapitalization occurred pursuant to a reverse takeover transaction (see Notes 2 and 11).

See accompanying notes to the financial statements

ROCKFORD MINERALS, INC.

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

					Deficit
					accumulated
				Additional	during the	Total
	Common Stock			paid-in	development	stockholders’
	Shares		Amount	capital	stage	equity
Balance at August 31, 2011		50,166,275	$7,474,701	$—	$(1,527,939)	$5,946,762
Shares issued for cash		6,350,248	457,500	—	—	457,500
Net loss		—	—	—	(960,111)	(960,111)
Balance at August 31, 2012		56,516,523	7,932,201	—	(2,488,050)	5,444,151
Shares issued for cash		10,890,100	552,000		—	552,000
Shares issued in exchange for management services		32,593,377	16,297	—	—	16,297
Recapitalization on reverse takeover (see Notes 2 and 11):		—	(8,487,886)	8,431,728	—	(56,158)
Elimination of issued share capital of TSI		(100,000,000)	—	—	—	—
Establishment of issued share capital of RMI		12,264,146	—	—	—	—
Net loss		—	—	—	(781,639)	(781,639)
Balance at August 31, 2013	*	12,264,146	12,612	8,431,728	(3,269,689)	5,174,651
Net loss		—	—	—	(204,820)	(204,820)
Balance at November 30, 2013		12,264,146	$12,612	$8,431,728	$(3,474,509)	$4,969,831

* The above presentation reflects the issued share capital of TSI until the completion of the capital transaction, at which point it is adjusted to reflect the share capital of the legal parent company RMI.

See accompanying notes to the financial statements

ROCKFORD MINERALS, INC.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

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

On June 28, 2013, the Company completed a reverse takeover transaction (see Note 2) with Tropic Spa Inc. (“TSI”), a company that manufactures and sells Home Mist Tanning units that deliver a full-body application. As a result of this transaction, the Company is a holding company operating through TSI. Upon the closing of the Exchange Agreement, the Company changed its fiscal year end from October 31 to August 31 to coincide with the fiscal year end of TSI. The accompanying consolidated financial statements include the results of operations of TSI and the Company for three months ended November 30, 2013. The comparative amounts are the results of operations of TSI for the three months ended November 30, 2012.

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

ROCKFORD MINERALS, INC.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

1. Company Overview and Basis of Presentation (cont’d)

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

The Company, through TSI, has patents pending which are in the process of being completed for Australia, Canada, China and the European Union. Costs incurred are recorded as intangible assets.

As reflected in the accompanying consolidated financial statements, the Company is in the development stage, has a net loss of $3,474,509 (August 31, 2013 - $3,269,689) since inception and has used cash in operations of $1,916,858 from inception. The Company has working capital of $119,849 (August 31, 2013 - $229,633) and stockholders’ equity of $4,969,831 (August 31, 2013 - $5,174,651). This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

2. Reverse Takeover

On June 28, 2013 (the “Closing Date”), RMI, its wholly-owned subsidiary 1896432 Ontario Inc. (“Subco”) and TSI entered into a share exchange agreement (the “Exchange Agreement”) with certain of the shareholders of TSI (the “Selling Shareholders”) pursuant to which RMI acquired 78,030,877 common shares, or approximately 78% of the issued and outstanding shares, of TSI in exchange for the issuance of 78,030,877 preferred shares of Subco to the Selling Shareholders on a one-for-one basis. Subsequent to the Closing Date, no additional shares have been exchanged. Each one preferred share of Subco is exchangeable into one share of the Company’s common stock at the option of the holder subject to the following restrictions:

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

(UNAUDITED)

2. Reverse Takeover (cont’d)

The business is in the development stage and there is no active market to reliably determine fair value of the consideration other than the value of the identifiable assets acquired. Therefore, the purchase price allocation of the acquisition is based on the fair value of the net liabilities acquired which is charged to additional paid-in-capital.

The fair values of assets acquired and liabilities assumed are as follows:

Cash	$1,774
Subscriptions receivable	10
Accounts payable and accrued liabilities	(32,488)
Loan payable to TSI	(25,454)
Net liabilities acquired	$(56,158)

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

Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain significant accounting policies. There have been no material changes to the Company’s significant accounting policies that are disclosed in the consolidated financial statements and notes thereto during the period ended November 30, 2013.

ROCKFORD MINERALS, INC.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

3. Summary of Significant Accounting Policies (cont’d)

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

Costs incurred for patents which are in the process of being completed will be amortized over the life of the patent when the patent is issued.

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

As of November 30, 2013, there were no know indicators that the Patent was impaired.

Leases

The Company currently rents premises pursuant to an operating lease.

ROCKFORD MINERALS, INC.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

3. Summary of Significant Accounting Policies (cont’d)

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

ROCKFORD MINERALS, INC.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

3. Summary of Significant Accounting Policies (cont’d)

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

4. Loss Per Share

The following table sets forth the computation of loss per share:

	Three Month Periods Ended November 30,
	2013	2012
Net loss per share:
Net loss	$(204,820)	$(220,958)
Weighted-average shares outstanding:
Common stock	12,264,146	90,676,523
Number of shares used in per share computations	12,264,146	63,876,743
Loss per share	$(0.02)	$(0.003)

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

(UNAUDITED)

5. Fair Value Measurements (cont’d)

The carrying value of cash deposits is a reasonable estimate of its fair value due to the short maturity of the financial instrument.

The Company does not have assets and liabilities that are measured at fair value on a recurring basis.

6. Equipment, Net

Equipment, at cost, consisted of:

	November 30, 2013	August 31, 2013
Mould equipment	$155,300	$155,300
Website	28,875	28,875
Equipment at cost	184,175	184,175
Accumulated depreciation	(94,754)	(89,136)
Equipment, net	$89,421	$95,039

Depreciation was $5,618 and $6,662 for the three month periods ended November 30, 2013 and 2012, respectively.

7. Intangible Assets, Net

The following tables provide information regarding the Patent and patents pending:

	November 30, 2013
	Gross carrying amount	Accumulated amortization	Net carrying amount
United States Patent	$6,342,279	$1,585,569	$4,756,710
Patents pending	3,851	-	3,851
	$6,346,130	$1,585,569	$4,760,561

	August 31, 2013
	Gross carrying amount	Accumulated amortization	Net carrying amount
United States Patent	$6,342,279	$1,492,300	$4,849,979

Also see Note 1 Company Overview and Basis of Presentation.

ROCKFORD MINERALS, INC.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

7. Intangible Assets, Net (cont’d)

As of November 30, 2013, amortization expense on intangible assets for the next five years was expected to be as follows:

Amount
Year ending:
2014	$279,806
2015	373,075
2016	373,075
2017	373,075
2018	373,075
Thereafter	2,984,604
Total	$4,756,710

8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of:

	November 30, 2013	August 31, 2013
Trade payables	$63,043	$38,150
Vendor accruals	15,000	12,000
Accounts payable and accrued liabilities	$78,043	$50,150

9. Related Party Transactions

Consulting fees paid to the President of the Company were $nil and $14,250 for the three month periods ended November 30, 2013 and 2012, respectively.

Consulting fees paid to a company controlled by the President of the Company were $22,100 and $32,100 for the three month periods ended November 30, 2013 and 2012, respectively.

All transactions with related parties occurred in the normal course of business and were measured at the exchange amount, which was the amount of consideration agreed upon between management and the related parties.

Also see Note 11.

10. Commitments

On January 10, 2013, the Company renewed its premises lease dated November 11, 2011 for one additional year from February 1, 2013 to January 31, 2014 for a rental of $13,200 per year plus HST (see Note 15).

ROCKFORD MINERALS, INC.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

11. Stockholders’ Equity

The Company is authorized to issue 300,000,000 common shares at a par value of $0.001 (2012 – unlimited common shares of TSI at a par value of $nil).

At November 30, 2013 and August 31, 2013, the Company had 12,264,146 common shares legally issued and outstanding.

On June 28, 2013, pursuant to the Exchange Agreement, RMI acquired 78,030,877 common shares of TSI in exchange for the issuance of 78,030,877 preferred shares of Subco to the Selling Shareholders on a one-for-one basis. As a result of the Exchange Agreement, TSI became the Company’s majority-owned subsidiary. Each preferred share of Subco is exchangeable into one common share of the Company at the option of the holder subject to certain restrictions. As at November 30, 2013 and August 31, 2013, none of the preferred shares had been exchanged into common shares. Accordingly, the number of common shares of the Company outstanding at August 31, 2013 is equal to the number of common shares outstanding immediately prior to the consummation of the Exchange Agreement.

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

Common Stock Issuances

During the three months ended November 30, 2013, the Company issued no shares.

During the year ended August 31, 2013, TSI issued 10,890,100 common shares for proceeds of $552,000 and 32,593,377 common shares in exchange for management services received valued at $16,297.

12. Risks and Uncertainties

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

13. Accounting Pronouncements

There are no recently adopted accounting pronouncements or recent accounting pronouncements not yet adopted that will have a material impact on the Company’s financial statements.

ROCKFORD MINERALS, INC.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

14. Contingent Liability

Pursuant to the Exchange Agreement, the Company may be required to acquire up to 21,969,123 common shares of TSI, being those TSI shares still outstanding, in exchange for 21,969,123 preferred shares of Subco on a one-for-one basis. Such preferred shares would then be exchangeable on the same basis as the approximately 78 million Subco preferred shares currently outstanding (see Notes 2 and 11).

15. Subsequent Events

On December 6, 2013, the Company changed its name to Tropic International Inc. as a result of a merger with Tropic International Inc., a wholly-owned subsidiary incorporated solely to effect the name change.

On December 10, 2013, the president of the Company advanced $50,000 to the Company.

On January 8, 2014, the Company renewed its premises lease dated November 11, 2011 for one additional year from February 1, 2014 to January 31, 2015 for a rental of $13,200 per year plus HST.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (this “Report”) contains forward-looking statements. The forward-looking statements are contained principally in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Report. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates”, “believes”, “seeks”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predicts”, “projects”, “should”, “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Such statements may include, but are not limited to, information related to: anticipated operating results; relationships with our customers; consumer demand; financial resources and condition; changes in revenues; changes in profitability; changes in accounting treatment; cost of sales; selling, general and administrative expenses; interest expense; the ability to produce the liquidity or enter into agreements to acquire the capital necessary to continue our operations and take advantage of opportunities; legal proceedings and claims.

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

PRESENTATION OF INFORMATION

Except as otherwise indicated by the context, references in this Report to “we”, “us” and “our” are to the combined business of Tropic International Inc. and its consolidated subsidiaries, unless otherwise indicated.

This Report includes our interim unaudited consolidated financial statements as at and for the three months ended November 30, 2013. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All financial information in this Report is presented in Canadian dollars, unless otherwise indicated, and should be read in conjunction with our interim unaudited consolidated financial statements and the notes thereto included in this Report.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition has been derived from and should be read in conjunction with our interim unaudited consolidated financial statements and the related notes thereto that appear elsewhere in this Report, as well as the “Presentation of Information” section that appears at the beginning of this Report.

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

We have generated $65,697 in revenues since our inception. Our website is www.tropicspatan.com.

Results of Operations

Revenue

During the three months ended November 30, 2013, we generated $7,611 in revenue, including $1,361 in sales revenue and $6,250 in revenue from flyer distribution. During the three months ended November 30, 2012, we generated $8,381 in revenue, including $2,131 in sales revenue and $6,250 in revenue from flyer distribution. The revenue we generated from sales during both periods was due to sales of our home mist tanning units, whereas the revenue we generated from flyer distribution during both periods was attributable to an arrangement pursuant to which we agreed to insert a brochure advertising a fitness company’s locations in Canada and related information into every home mist tanning unit package we ship in Canada for a period of two years beginning on March 1, 2012. The slight decrease in our sales revenue between the two periods resulted largely from a temporary switch in our focus to transitioning from a private entity to a public company, which occurred in advance of launching our upcoming comprehensive three-phase marketing strategy.

From our inception on September 17, 2007 to November 30, 2013, we generated $65,697 in revenue, including $21,947 in sales revenue and $43,750 in revenue from flyer distribution.

Production Costs

During the three months ended November 30, 2013, we incurred production costs of $109,136, which, when subtracted from the revenue we generated during that period, resulted in a gross loss of $101,525. During the three months ended November 30, 2012, we incurred production costs of $110,309 and a gross loss of $101,928. Our production costs during both periods were consistent and were attributable to a combination of Patent amortization ($93,269 in each of the current period and the prior period), production-related consulting fees ($7,800 in each period), depreciation ($4,174 in the current period vs. $5,218 in the prior period) and materials and supplies ($3,893 in the current period vs. $4,022 in the prior period).

From our inception on September 17, 2007 to November 30, 2013, we incurred production costs of $1,933,197, including $1,585,569 in Patent amortization, $163,150 in production-related consulting fees, $75,984 in depreciation, $99,008 in materials and supplies and $9,486 in prototype component costs.

Expenses

During the three months ended November 30, 2013, we incurred $103,295 in total expenses, compared to $119,030 during the three months ended November 30, 2012. All the expenses we incurred during both periods were general and administrative in nature.

Our expenses during the three months ended November 30, 2013 consisted of $46,400 in management-related consulting fees, $4,730 in marketing expenses, $38,275 in professional fees, $4,887 in office and miscellaneous expenses, $3,929 in travel and entertainment expenses, $3,300 in rent, $1,444 in depreciation and $330 on foreign exchange loss. During the same period in the prior year, our expenses included $70,200 in management-related consulting fees, $18,229 in marketing expenses, $13,943 in professional fees, $7,631 in office and miscellaneous expenses, $4,283 in travel and entertainment expenses, $3,300 in rent and $1,444 in depreciation. Apart from the $23,800 decrease in our management-related consulting fees and the $13,499 decrease in our marketing expenses between the two periods, the latter of which was primarily due to the temporary switch in our focus described above, as well as the $24,332 increase in our professional fees that was entirely attributable to the increased costs of maintaining our status as a public company, our expenses were relatively consistent from period-to-period.

From our inception on September 17, 2007 to November 30, 2013, we incurred $1,607,009 in total expenses, all of which were also general and administrative in nature. These consisted of $817,897 in management-related consulting fees, $281,958 in marketing expenses, $226,300 in professional fees, $175,250 in office and miscellaneous expenses, $54,944 in travel and entertainment expenses, $31,100 in rent, $18,770 in depreciation, $460 in bad debt expenses and $330 on foreign exchange loss.

Net Loss

During the three months ended November 30, 2013, we incurred a net loss and comprehensive loss of $204,820 and a net loss per share of $0.02. During the same period in the prior year, we experienced a net loss and comprehensive loss of $220,958 and a net loss per share of $0.003. Since our inception, we have incurred a net loss and comprehensive loss of $3,474,509.

Liquidity and Capital Resources

As of November 30, 2013, we had $13,258 in cash, $204,142 in total current assets, $5,054,124 in total assets, $84,293 in total and current liabilities and a working capital surplus of $119,849. As of that date, we also had an accumulated deficit of $3,474,509.

During the three months ended November 30, 2013, we spent $94,587 in cash on operating activities, compared to $117,510 in cash spending on operating activities during the same period in the prior year. The 20% decrease in our cash spending on operating activities during the three months ended November 30, 2013 was primarily attributable to the decrease in our net loss as described above, as adjusted for certain changes in our assets and liabilities, including our amounts receivable, inventory and accounts payable and accrued liabilities.

We spent $3,851 in cash on investing activities during the three months ended November 30, 2013, all of which was associated with patent costs, whereas we did not spend any cash on investing activities during the prior year.

During the three months ended November 30, 2013, we did not receive any cash from financing activities, whereas we received $154,500 in cash from financing activities during the same period in the prior year. All of our cash receipts during that period were in the form of proceeds from the issuance of Tropic Spa’s common shares.

During the three months ended November 30, 2013, our cash decreased by $98,438 due to a combination of our operating, investing and financing activities.

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

We do not currently have sufficient funds to carry out our entire plan of operations, so we intend to meet the balance of our cash requirements for the next 12 months through a combination of debt financing and equity financing through private placements. Currently we are active in contacting broker/dealers in Canada and elsewhere regarding possible financing arrangements; however, we do not currently have any arrangements in place to complete any private placement financings and there is no assurance that we will be successful in completing any such financings. If we are unsuccessful in obtaining sufficient funds through our capital raising efforts, we may review other financing options, although we cannot provide any assurance that any such options will be available to us or on terms reasonably acceptable to us. Further, if we are unable to secure any additional financing then we plan to reduce the amount that we spend on our operations, including our management-related consulting fees and other general expenses, so as not to exceed the capital resources available to us. Regardless, our current cash reserves and working capital will not be sufficient to enable us to sustain our business for the next 12 months, even if we do decide to scale back our operations.

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

Intangible Assets

The Patent is recorded at the value attributed to the shares issued to the Originating Companies and shareholders of TGSI less accumulated amortization. The Patent was issued on September 29, 2009 and is effective until September 29, 2026. Upon expiration, the Patent can be extended subject to certain changes required to secure the extension. Although the effects of obsolescence, demand, competition and other economic factors (such as stability of the industry, technological advances and legislative action that results in an uncertain or changing regulatory environment) can have an adverse effect on the industry and our product, management is not currently aware of any known adverse factors that will affect us in the future.

Costs incurred for patents which are in the process of being completed will be amortized over the life of the patent when the patent is issued.

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

As of November 30, 2013, there were no know indicators that the Patent was impaired.

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

Going Concern

Our financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. As at November 30, 2013, we had a working capital surplus of $119,849 and an accumulated deficit of $3,474,509. Our continuation as a going concern is dependent upon the continued financial support from our stockholders, our ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the period ended November 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are filed as a part of this quarterly report.

Exhibit Number	Exhibit Description

3(i).1	Articles of Incorporation filed with the Nevada Secretary of State on October 29, 2007 (1)

3(i).2	Certificate of Amendment filed with the Nevada Secretary of State on August 24, 2010 (1)

3(i).3	Certificate of Amendment filed with the Nevada Secretary of State on April 17, 2013 (2)

3(i).4	Articles of Merger filed with the Nevada Secretary of State on December 6, 2013 (3)

3(ii).1	By-Laws (1)

10.1	Share Exchange Agreement dated June 28, 2013 with 1896432 Ontario Inc., Tropic Spa Inc. and the shareholders of Tropic Spa Inc. (4)

21	1896431 Ontario Inc. (Ontario, Canada), 1896432 Ontario Inc. (Ontario, Canada), Tropic Spa Inc. (Ontario, Canada)

31.1

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

(1)	Incorporated by reference from our registration statement on Form 10, filed with the SEC on October 15, 2010.

(2)	Incorporated by reference from our quarterly report on Form 10-Q, filed with the SEC on June 20, 2013.

(3)	Incorporated by reference from our annual report on Form 10-K, filed with the SEC on December 9, 2013

(4)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on July 3, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 14, 2014	TROPIC INTERNATIONAL INC.

	By:	/s/ John Marmora
John Marmora
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

