Form 10-K/A
period 2013-08-31
TROPIC INTERNATIONAL INC.
filed 2014-02-21
CIK 844538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

AMENDMENT NO. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $Nil

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 12,264,146 as of December 9, 2013

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None

EXPLANATORY NOTE

This Amendment No. 1 to the annual report on Form 10-K of Tropic International Inc. (“we”, “our”, “us”) for the year ended August 31, 2013 and filed with the Securities and Exchange Commission on December 9, 2013 (the “Form 10-K”), is being filed for the sole purpose of correcting certain disclosure issues in Item 9A of the Form 10-K.

No other changes have been made to the Form 10-K. Other than as described above, this Amendment No. 1 to the Form 10-K speaks as of the filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-K.

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

As of the end of the period covered by this report, management, with the participation of our Chief Executive and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, management concluded that our disclosure controls and procedures were not effective due to certain deficiencies in our internal control over financial reporting. These deficiencies include the fact that we have no audit committee, traditionally have had no independent directors, and do not have a system in place to review and monitor internal control over financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that a reasonable possibility exists that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The deficiencies described above constitute, both individually and in the aggregate, a material weakness given their potential impact on our financial reporting and internal control over financial reporting.

Management is currently evaluating remediation plans for the deficiencies and will implement changes as time and financial resources allow.

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding our internal control over financial reporting due to management’s inability to conduct such an assessment between the Closing Date and the date of this Report. Management’s focus on completing the Share Exchange during the year ended August 31, 2013 and carrying out Tropic Spa’s transition from a private entity into a public company between the Closing Date and the end of the period covered by this Report, as well as subsequent thereto, account for this inability. If management were to conduct an assessment regarding our internal control over financial reporting, however, its scope would include the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

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

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (4)

101.SCH	XBRL Taxonomy Extension Schema (4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (4)

101.LAB	XBRL Taxonomy Extension Label Linkbase (4)

101.PRE	XBRL Taxonomy Presentation Linkbase (4)

(1)	Incorporated by reference from our Registration Statement on Form 10, filed with the SEC on October 15, 2010.

(2)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the SEC on June 20, 2013.

(3)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on July 3, 2013.

(4)	Incorporated by reference from our Annual Report on Form 10-K, filed with the SEC on December 9, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 21 , 201 4	TROPIC INTERNATIONAL INC.

	By:	/s/ John Marmora
John Marmora
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John Marmora	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director	February 21 , 201 4
John Marmora