Form 10-Q/A
period 2013-11-30
TROPIC INTERNATIONAL INC.
filed 2014-02-21
CIK 844538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

  AMENDMENT NO. 1

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of January 14, 2014, the registrant’s outstanding common stock consisted of 12,264,146 shares.

EXPLANATORY NOTE

This Amendment No. 1 to the quarterly report on Form 10-Q of Tropic International Inc. (“we”, “our”, “us”) for the period ended November 30, 2013 and filed with the Securities and Exchange Commission on January 14, 2014 (the “Form 10-Q”), is being filed for the sole purpose of correcting certain disclosure issues in Item 4 of the Form 10-Q.

No other changes have been made to the Form 10-Q. Other than as described above, this Amendment No. 1 to the Form 10-Q speaks as of the filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.

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

As of the end of the period covered by this Report, management, with the participation of our Chief Executive and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, management concluded that our disclosure controls and procedures were not effective due to certain deficiencies in our internal control over financial reporting. These deficiencies include the fact that we have no audit committee or independent directors, our sole director is also our sole officer, and we do not have a system in place to review and monitor internal control over financial reporting.

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

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (5)
101.SCH	XBRL Taxonomy Extension Schema (5)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (5)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (5)
101.LAB	XBRL Taxonomy Extension Label Linkbase (5)
101.PRE	XBRL Taxonomy Presentation Linkbase (5)

(1)	Incorporated by reference from our registration statement on Form 10, filed with the SEC on October 15, 2010.

(2)	Incorporated by reference from our quarterly report on Form 10-Q, filed with the SEC on June 20, 2013.

(3)	Incorporated by reference from our annual report on Form 10-K, filed with the SEC on December 9, 2013

(4)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on July 3, 2013.

(5)	Incorporated by reference from our quarterly report on Form 10-Q, filed with the SEC on January 14, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 21 , 2014	TROPIC INTERNATIONAL INC.

	By:	/s/ John Marmora
John Marmora
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director