Form 10-K/A
period 2013-08-31
TROPIC INTERNATIONAL INC.
filed 2014-02-25
CIK 844538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 2

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

This Amendment No. 2 to the annual report on Form 10-K of Tropic International Inc. (“we”, “our”, “us”) for the year ended August 31, 2013 and filed with the Securities and Exchange Commission (the “SEC”) on December 9, 2013 (the “Form 10-K”), is being filed for the sole purpose of including the Rule 13a-14(a)/15d-14(a) certifications and Section 1350 certifications that were inadvertently omitted as exhibits to Amendment No. 1 to the Form 10-K filed with the SEC on February 21, 2014.

No other changes have been made to the Form 10-K. This Amendment No. 2 to the Form 10-K speaks as of the filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-K.

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

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (5)

101.SCH	XBRL Taxonomy Extension Schema (5)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (5)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (5)

101.LAB	XBRL Taxonomy Extension Label Linkbase (5)

101.PRE	XBRL Taxonomy Presentation Linkbase (5)

(1)	Incorporated by reference from our Registration Statement on Form 10, filed with the SEC on October 15, 2010.

(2)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the SEC on June 20, 2013.

(3)	Incorporated by reference from our Annual Report on Form 10-K, filed with the SEC on December 9, 2013.

(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on July 3, 2013.

(5)	Incorporated by reference from our Annual Report on Form 10-K, filed with the SEC on December 9, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 25, 2014	TROPIC INTERNATIONAL INC.

	By:	/s/ John Marmora
John Marmora
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John Marmora	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director	February 25, 2014
John Marmora