Form 10-Q/A
period 2013-11-30
TROPIC INTERNATIONAL INC.
filed 2014-02-25
CIK 844538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 2

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

EXPLANATORY NOTE

This Amendment No. 2 to the quarterly report on Form 10-Q of Tropic International Inc. (“we”, “our”, “us”) for the period ended November 30, 2013 and filed with the Securities and Exchange Commission (the “SEC”) on January 14, 2014 (the “Form 10-Q”), is being filed for the sole purpose of including the Rule 13a-14(a)/15d-14(a) certifications and Section 1350 certifications that were inadvertently omitted as exhibits to Amendment No. 1 to the Form 10-Q filed with the SEC on February 21, 2014.

No other changes have been made to the Form 10-Q. This Amendment No. 2 to the Form 10-Q speaks as of the filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.

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