Form 10-Q
period 2014-02-28
TROPIC INTERNATIONAL INC.
filed 2014-04-18
CIK 844538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

or

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

As of April 18, 2014, the registrant’s outstanding common stock consisted of 12,264,146 shares.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Tropic International Inc.

(formerly Rockford Minerals Inc.)

A Development Stage Enterprise

Consolidated Financial Statements

For the Six Months Ended February 28, 2014

(Expressed in Canadian dollars)

(unaudited)

3

TROPIC INTERNATIONAL INC.

(FORMERLY ROCKFORD MINERALS, INC.)

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN CANADIAN DOLLARS)

	February 28, 2014	August 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash	$19,454	$111,696
Amounts receivable	10,190	9,774
Inventory	165,449	168,713
Prepaid expenses	2,100	2,100
Total current assets	197,193	292,283
Equipment, net (Note 6)	83,802	95,039
Intangible assets, net (Note 7)	4,667,292	4,849,979
Total assets	$4,948,287	$5,237,301

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (Note 8)	$78,499	$50,150
Unearned revenue	—	12,500
Loans from shareholder	90,000	—
Total current liabilities	168,499	62,650

Stockholders’ equity (Note 11):
Common stock	12,612	12,612
Additional paid-in capital	8,431,728	8,431,728
Deficit accumulated during the development stage	(3,664,552)	(3,269,689)
Total stockholders’ equity	4,779,788	5,174,651
Total liabilities and stockholders’ equity	$4,948,287	$5,237,301

Contingent liability (Note 14)

See accompanying notes to the consolidated financial statements.

TROPIC INTERNATIONAL INC.

(FORMERLY ROCKFORD MINERALS, INC.)

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	Cumulative	For the Six Months Ended February 28,
	Since Inception	2014	2013
Revenue:
Sales	$22,259	$1,673	$4,357
Flyer distribution	50,000	12,500	12,500
Total revenue	72,259	14,173	16,857

Production costs:
Amortization - patent	1,678,838	186,538	186,538
Consulting fees – production	170,950	15,600	15,600
Depreciation	80,159	8,349	10,436
Materials and supplies	100,720	5,605	11,448
Prototype components	9,486	—	—
Total production costs	2,040,153	216,092	224,022
Gross loss	(1,967,894)	(201,919)	(207,165)

General and administration:
Bad debts	460	—	—
Consulting fees – management (Note 9)	864,047	92,550	128,350
Depreciation	20,214	2,888	2,888
Marketing	286,145	8,917	25,144
Office and miscellaneous	185,294	14,931	17,420
Professional fees	243,907	55,882	43,760
Rent	34,400	6,600	6,600
Travel and entertainment	60,613	9,598	7,753
Loss on foreign exchange	1,578	1,578	—
Total general and administration	1,696,658	192,944	231,915
Loss before income taxes	(3,664,552)	(394,863)	(439,080)
Income taxes	—	—	—
Net loss and comprehensive loss	$(3,664,552)	$(394,863)	$(439,080)

Net loss per share – basic and diluted (Note 4)		$(0.03)	$(0.006)

Weighted-average number of shares outstanding		12,264,146	77,209,727

See accompanying notes to the consolidated financial statements.

TROPIC INTERNATIONAL INC.

(FORMERLY ROCKFORD MINERALS, INC.)

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	Cumulative	For the Six Months Ended February 28,
	Since Inception	2014	2013
Cash Flows From Operating Activities
Net loss	$(3,664,552)	$(394,863)	$(439,080)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization - patent	1,678,838	186,538	186,538
Depreciation	100,373	11,237	13,324
Changes in assets and liabilities:
Amounts receivable	(10,090)	(416)	(7)
Inventory	(165,450)	3,264	1,942
Prepaid expenses	(2,100)	—	1,100
Accounts payable and accrued liabilities	46,022	28,349	1,303
Unearned revenue	—	(12,500)	(12,500)
Shares issued for management services	16,297	—	14,500
Net cash used in operating activities	(2,000,662)	(178,391)	(232,880)

Cash Flows From Investing Activities
Purchases of equipment	(184,175)	—	—
Cash transferred upon reverse acquisition of RMI	1,774	—	—
Funds advanced to RMI, prior to reverse acquisition	(25,454)	—	—
Patent costs	(3,851)	(3,851)	—
Net cash used in investing activities	(211,706)	(3,851)	—

Cash Flows From Financing Activities
Loans from shareholder	90,000	90,000	—
Proceeds from issuance of common stock	2,141,822	—	209,500
Net cash provided by financing activities	2,231,822	90,000	209,500

Increase (decrease) in cash during the period	19,454	(92,242)	(23,380)
Cash, beginning of period	—	111,696	34,778
Cash, end of period	$19,454	$19,454	$11,398

Supplementary Information:

On November 15, 2012, TSI issued 29,000,000 shares valued at $14,500 in exchange for management services received.

On June 28, 2013, a share recapitalization occurred pursuant to a reverse takeover transaction (see Notes 2 and 11).

See accompanying notes to the consolidated financial statements.

TROPIC INTERNATIONAL INC.

(FORMERLY ROCKFORD MINERALS, INC.)

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

					Deficit
					accumulated
				Additional	during the	Total
	Common Stock			paid-in	development	stockholders’
	Shares		Amount	capital	stage	equity
Balance at August 31, 2011		50,166,275	$7,474,701	$—	$(1,527,939)	$5,946,762
Shares issued for cash		6,350,248	457,500	—	—	457,500
Net loss		—	—	—	(960,111)	(960,111)
Balance at August 31, 2012		56,516,523	7,932,201	—	(2,488,050)	5,444,151
Shares issued for cash		10,890,100	552,000		—	552,000
Shares issued in exchange for management services		32,593,377	16,297	—	—	16,297
Recapitalization on reverse takeover (see Notes 2 and 11):		—	(8,487,886)	8,431,728	—	(56,158)
Elimination of issued share capital of TSI		(100,000,000)	—	—	—	—
Establishment of issued share capital of RMI		12,264,146	—	—	—	—
Net loss		—	—	—	(781,639)	(781,639)
Balance at August 31, 2013	*	12,264,146	12,612	8,431,728	(3,269,689)	5,174,651
Net loss		—	—	—	(394,863)	(394,683)
Balance at February 28, 2014		12,264,146	$12,612	$8,431,728	$(3,664,552)	$4,779,788

* The above presentation reflects the issued share capital of TSI until the completion of the capital transaction, at which point it is adjusted to reflect the share capital of the legal parent company RMI.

See accompanying notes to the consolidated financial statements.

TROPIC INTERNATIONAL INC.

(FORMERLY ROCKFORD MINERALS, INC.)

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

1. Company Overview and Basis of Presentation

Nature and History of Operations

Rockford Minerals, Inc. (a development stage company) (“RMI”) was incorporated under the laws of the state of Nevada on October 29, 2007. RMI was a natural resource exploration company with an objective of acquiring, exploring and, if warranted and feasible, developing natural resource properties. Activities during the exploration stage included developing the business plan and raising capital.

On June 28, 2013, RMI completed a reverse takeover transaction (see Note 2) with Tropic Spa Inc. (“TSI”), a company that manufactures and sells Home Mist Tanning units that deliver a full-body application. As a result of this transaction, RMI became a holding company operating through TSI. Upon the closing of the Exchange Agreement, RMI changed its fiscal year end from October 31 to August 31 to coincide with the fiscal year end of TSI.

On December 6, 2013, RMI changed its name to Tropic International Inc. (the “Company”) as a result of a merger with Tropic International Inc., a wholly-owned subsidiary incorporated solely to effect the name change. The accompanying consolidated financial statements include the results of operations of TSI and the Company for six months ended February 28, 2014. The comparative amounts are the results of operations of TSI for the six months ended February 28, 2013.

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

TROPIC INTERNATIONAL INC.

(FORMERLY ROCKFORD MINERALS, INC.)

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

As reflected in the accompanying consolidated financial statements, the Company is in the development stage, has a net loss of $3,664,552 (August 31, 2013 - $3,269,689) since inception and has used cash in operations of $2,000,662 from inception. The Company has working capital of $28,694 (August 31, 2013 - $229,633) and stockholders’ equity of $4,779,788 (August 31, 2013 - $5,174,651). This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

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

TROPIC INTERNATIONAL INC.

(FORMERLY ROCKFORD MINERALS, INC.)

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

TROPIC INTERNATIONAL INC.

(FORMERLY ROCKFORD MINERALS, INC.)

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

3. Summary of Significant Accounting Policies (cont’d)

Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain significant accounting policies. There have been no material changes to the Company’s significant accounting policies that are disclosed in the consolidated financial statements and notes thereto during the period ended February 28, 2014.

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

Intangible Assets

The Patent is recorded at the value attributed to the shares issued to the Originating Companies and shareholders of TSGI less accumulated amortization. The Patent was issued on September 29, 2009 and is effective until September 29, 2026. Upon expiration, the Patent can be extended subject to certain changes required to secure the extension. Although the effects of obsolescence, demand, competition and other economic factors (such as stability of the industry, technological advances and legislative action that results in an uncertain or changing regulatory environment) can have an adverse effect on the industry and the Company’s product, management is not currently aware of any known adverse factors that will affect the Company in the future.

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

As of February 28, 2014, there were no know indicators that the Patent was impaired.

TROPIC INTERNATIONAL INC.

(FORMERLY ROCKFORD MINERALS, INC.)

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

Sales, Other Revenue and Deferred Revenue

The Company sells Home Mist Tanning units and related supplies primarily online via its website. The Company recognizes revenue when the units and supplies have been shipped to the customer, the amount to be paid by the customer is fixed or determinable and collectability is reasonably assured. Revenue is recorded net of applicable sales taxes.

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

Production Costs

Production costs consist of patent amortization, production consulting fees, equipment depreciation, materials and supplies.

Advertising Costs

The Company charges all advertising and marketing costs to expense in the period incurred.

TROPIC INTERNATIONAL INC.

(FORMERLY ROCKFORD MINERALS, INC.)

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

Fair Value of Financial Instruments

Fair values of cash, accounts payable and accrued liabilities, and loans from shareholder approximate fair value because of the short-term nature of these items. Amounts receivable consists primarily of Harmonized Sales Tax (“HST”) receivable from the Government of Canada. HST is not a financial instrument.

Foreign Currency

The Company’s functional currency is the Canadian dollar. The accompanying consolidated financial statements are presented in Canadian dollars. Virtually all transactions of the Company are currently in Canadian dollars.

4. Loss Per Share

The following table sets forth the computation of loss per share:

	For the Six Months Ended February 28,
	2014	2013
Net loss per share:
Net loss	$(394,863)	$(439,080)
Weighted-average shares outstanding:
Common stock	12,264,146	90,676,523
Number of shares used in per share computations	12,264,146	77,209,727
Loss per share	$(0.03)	$(0.006)

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

 TROPIC INTERNATIONAL INC.

(FORMERLY ROCKFORD MINERALS, INC.)

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

The Company does not have assets and liabilities that are measured at fair value on a recurring basis.

6. Equipment, Net

Equipment, at cost, consisted of:

	February 28, 2014	August 31, 2013
Mould equipment	$155,300	$155,300
Website	28,875	28,875
Equipment at cost	184,175	184,175
Accumulated depreciation	(100,373)	(89,136)
Equipment, net	$83,802	$95,039

Depreciation was $11,237 and $13,324 for the six month periods ended February 28, 2014 and 2013, respectively.

7. Intangible Assets, Net

The following tables provide information regarding the Patent and patents pending:

	February 28, 2014
	Gross carrying amount	Accumulated amortization	Net carrying amount
United States Patent	$6,342,279	$1,678,838	$4,663,441
Patents pending	3,851	-	3,851
	$6,346,130	$1,678,838	$4,667,292

	August 31, 2013
	Gross carrying amount	Accumulated amortization	Net carrying amount
United States Patent	$6,342,279	$1,492,300	$4,849,979

Also see Note 1 Company Overview and Basis of Presentation.

TROPIC INTERNATIONAL INC.

(FORMERLY ROCKFORD MINERALS, INC.)

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

7. Intangible Assets, Net (cont’d)

As of February 28, 2014, amortization expense on intangible assets for the next five years was expected to be as follows:

Amount
Year ending:
2014	$186,537
2015	373,075
2016	373,075
2017	373,075
2018	373,075
Thereafter	2,984,604
Total	$4,663,441

8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of:

	February 28, 2014	August 31, 2013
Trade payables	$72,499	$38,150
Vendor accruals	6,000	12,000
Accounts payable and accrued liabilities	$78,499	$50,150

9. Related Party Transactions

Consulting fees paid to the President of the Company were $nil and $14,250 for the six month periods ended February 28, 2014 and 2013, respectively.

Consulting fees paid to a company controlled by the President of the Company were $44,200 and $58,200 for the six month periods ended February 28, 2014 and 2013, respectively.

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

TROPIC INTERNATIONAL INC.

(FORMERLY ROCKFORD MINERALS, INC.)

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

11. Stockholders’ Equity

The Company is authorized to issue 300,000,000 common shares at a par value of $0.001 (2013  – 300,000,000 common shares at a par value of $0.001).

At February 28, 2014 and August 31, 2013, the Company had 12,264,146 common shares legally issued and outstanding.

On June 28, 2013, pursuant to the Exchange Agreement, RMI acquired 78,030,877 common shares of TSI in exchange for the issuance of 78,030,877 preferred shares of Subco to the Selling Shareholders on a one-for-one basis. As a result of the Exchange Agreement, TSI became the Company’s majority-owned subsidiary. Each preferred share of Subco is exchangeable into one common share of the Company at the option of the holder subject to certain restrictions. As at February 28, 2014 and August 31, 2013, none of the preferred shares had been exchanged into common shares. Accordingly, the number of common shares of the Company outstanding at August 31, 2013 is equal to the number of common shares outstanding immediately prior to the consummation of the Exchange Agreement.

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

Common Stock Issuances

During the six months ended February 28, 2014, the Company issued no shares.

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

TROPIC INTERNATIONAL INC.

(FORMERLY ROCKFORD MINERALS, INC.)

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

15. Subsequent Events

On March 20, 2014, the President of the Company advanced $50,000 to the Company.

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

PRESENTATION OF INFORMATION

Except as otherwise indicated by the context, references in this Report to “we”, “us” and “our” are to the combined business of Tropic International Inc. and its consolidated subsidiaries.

This Report includes our interim unaudited consolidated financial statements as at and for the three and six months ended February 28, 2014. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All financial information in this Report is presented in Canadian dollars, unless otherwise indicated, and should be read in conjunction with our interim unaudited consolidated financial statements and the notes thereto included in this Report.

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

We have generated $72,259 in revenues since our inception. Our website is www.tropicspatan.com.

Results of Operations

Revenue

During the six months ended February 28, 2014, we generated $14,173 in revenue, including $1,673 in sales revenue and $12,500 in revenue from flyer distribution. During the six months ended February 28, 2013, we generated $16,857 in revenue, including $4,357 in sales revenue and $12,500 in revenue from flyer distribution. The revenue we generated from sales during both periods was due to sales of our home mist tanning units, whereas the revenue we generated from flyer distribution during both periods was attributable to an arrangement pursuant to which we agreed to insert a brochure advertising a fitness company’s locations in Canada and related information into every home mist tanning unit package we ship in Canada for a period of two years beginning on March 1, 2012. The slight decrease in our sales revenue between the two periods resulted largely from a temporary switch in our focus to transitioning from a private entity to a public company, which occurred in advance of launching our upcoming comprehensive three-phase marketing strategy.

From our inception on September 17, 2007 to February 28, 2014, we generated $72,259 in revenue, including $22,259 in sales revenue and $50,000 in revenue from flyer distribution.

Production Costs

During the six months ended February 28, 2014, we incurred production costs of $216,092, which, when subtracted from the revenue we generated during that period, resulted in a gross loss of $201,919. During the six months ended February 28, 2013, we incurred production costs of $224,022 and a gross loss of $207,165. Our production costs during both periods were consistent and were attributable to a combination of Patent amortization ($186,538 in each of the current period and the prior period), production-related consulting fees ($15,600 in each period), depreciation ($8,349 in the current period vs. $10,436 in the prior period) and materials and supplies ($5,605 in the current period vs. $11,448 in the prior period).

From our inception on September 17, 2007 to February 28, 2014, we incurred production costs of $2,040,153, including $1,678,838 in Patent amortization, $170,950 in production-related consulting fees, $80,159 in depreciation, $100,720 in materials and supplies and $9,486 in prototype component costs.

Expenses

During the six months ended February 28, 2014, we incurred $192,944 in total expenses, compared to $231,915 during the six months ended February 28, 2013. All the expenses we incurred during both periods were general and administrative in nature.

Our expenses during the six months ended February 28, 2014 consisted of $92,550 in management-related consulting fees, $55,882 in professional fees, $14,931 in office and miscellaneous expenses, $9,598 in travel and entertainment expenses, $8,917 in marketing expenses, $6,600 in rent, $2,888 in depreciation and $1,578 in foreign exchange loss. During the same period in the prior year, our expenses included $128,350 in management-related consulting fees, $43,760 in professional fees, $17,420 in office and miscellaneous expenses, $7,753 in travel and entertainment expenses, $25,144 in marketing expenses, $6,600 in rent and $2,888 in depreciation. Apart from the $35,800 decrease in our management-related consulting fees and the $16,227 decrease in our marketing expenses between the two periods, the latter of which was primarily due to the temporary switch in our focus described above, as well as the $12,122 increase in our professional fees that was entirely attributable to the increased costs of maintaining our status as a public company, our expenses were relatively consistent from period-to-period.

From our inception on September 17, 2007 to February 28, 2014, we incurred $1,696,658 in total expenses, all of which were also general and administrative in nature. These consisted of $864,047 in management-related consulting fees, $286,145 in marketing expenses, $243,907 in professional fees, $185,294 in office and miscellaneous expenses, $60,613 in travel and entertainment expenses, $34,400 in rent, $20,214 in depreciation, $1,578 in foreign exchange loss and $460 in bad debt expenses.

Net Loss

During the six months ended February 28, 2014, we incurred a net loss and comprehensive loss of $394,863 and a net loss per share of $0.03. During the same period in the prior year, we experienced a net loss and comprehensive loss of $439,080 and a net loss per share of $0.006. Since our inception, we have incurred a net loss and comprehensive loss of $3,664,552.

Liquidity and Capital Resources

As of February 28, 2014, we had $19,454 in cash, $197,193 in total current assets, $4,948,287 in total assets, $168,499 in total and current liabilities and a working capital surplus of $28,694. As of that date, we also had an accumulated deficit of $3,664,552.

During the six months ended February 28, 2014, we spent $178,391 in cash on operating activities, compared to $232,880 in cash spending on operating activities during the same period in the prior year. The 23% decrease in our cash spending on operating activities between the two periods was primarily attributable to the decrease in our net loss as described above, as adjusted for certain changes in our assets and liabilities, an in particular our accounts payable and accrued liabilities.

We spent $3,851 in cash on investing activities during the six months ended February 28, 2014, all of which was associated with patent costs, whereas we did not spend any cash on investing activities during the prior year.

During the six months ended February 28, 2014, we received $90,000 in cash from financing activities, all of which was in the form of shareholder loans. During the same period in the prior year, we received $209,500 in cash from financing activities, all of which was in the form of proceeds from the issuance of Tropic Spa’s common shares.

During the six months ended February 28, 2014, our cash decreased by $92,242 due to a combination of our operating, investing and financing activities.

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

As of February 28, 2014, there were no know indicators that the Patent was impaired.

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

Foreign Currency

Our functional currency is the Canadian dollar. Our financial statements are presented in Canadian dollars. Virtually all transactions are currently in Canadian dollars.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Going Concern

Our financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. As at February 28, 2014, we had a working capital surplus of $28,694 and an accumulated deficit of $3,664,552. Our continuation as a going concern is dependent upon the continued financial support from our stockholders, our ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the period ended February 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: April 18, 2014	TROPIC INTERNATIONAL INC.

	By:	/s/ John Marmora
John Marmora
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

