Form 10-Q
period 2014-05-31
TROPIC INTERNATIONAL INC.
filed 2014-07-15
CIK 844538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

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

As of July 15, 2014, the registrant’s outstanding common stock consisted of 12,264,146 shares.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Tropic International Inc.

(formerly Rockford Minerals Inc.)

A Development Stage Enterprise

Consolidated Financial Statements
For the Nine Months Ended May 31, 2014

(Expressed in Canadian dollars)

(unaudited)

3

TROPIC INTERNATIONAL INC.

(FORMERLY ROCKFORD MINERALS, INC.)

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	May 31, 2014	August 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash	$3,595	$111,696
Amounts receivable	6,853	9,774
Inventory	163,459	168,713
Prepaid expenses	2,100	2,100
Total current assets	176,007	292,283
Equipment, net (Note 6)	78,184	95,039
Intangible assets, net (Note 7)	4,575,224	4,849,979
Total assets	$4,829,415	$5,237,301

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (Note 8)	$71,178	$50,150
Unearned revenue	—	12,500
Loans from shareholder	190,000	—
Total current liabilities	261,178	62,650

Stockholders’ equity (Note 11):
Common stock	12,612	12,612
Additional paid-in capital	8,431,728	8,431,728
Deficit accumulated during the development stage	(3,876,103)	(3,269,689)
Total stockholders’ equity	4,568,237	5,174,651
Total liabilities and stockholders’ equity	$4,829,415	$5,237,301

Contingent liability (Note 14)

See accompanying notes to the consolidated financial statements.

TROPIC INTERNATIONAL INC.

(FORMERLY ROCKFORD MINERALS, INC.)

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	Cumulative Since	For the Nine Months Ended May 31,
	Inception	2014	2013
Revenue:
Sales	$23,378	$2,792	$6,059
Flyer distribution	50,000	12,500	18,750
Total revenue	73,378	15,292	24,809

Production costs:
Amortization – patent	1,772,106	279,806	279,806
Consulting fees – production	178,150	22,800	22,800
Depreciation	84,334	12,524	15,654
Materials and supplies	103,081	7,966	6,293
Prototype components	9,486	—	—
Total production costs	2,147,157	323,096	324,553
Gross loss	(2,073,779)	(307,804)	(299,744)

General and administration:
Bad debts	460	—	—
Consulting fees – management (Note 9)	910,797	139,300	187,047
Depreciation	21,657	4,331	4,332
Marketing	290,128	12,900	29,233
Office and miscellaneous	192,491	22,128	27,851
Professional fees	282,429	94,404	55,906
Rent	37,700	9,900	9,900
Travel and entertainment	66,969	15,954	14,188
Loss on foreign exchange	(307)	(307)	—
Total general and administration	1,802,324	298,610	328,457
Loss before income taxes	(3,876,103)	(606,414)	(628,201)
Income taxes	—	—	—
Net loss and comprehensive loss	$(3,876,103)	$(606,414)	$(628,201)

Net loss per share – basic and diluted (Note 4)		$(0.05)	$(0.008)

Weighted-average number of shares outstanding		12,264,146	82,706,076

See accompanying notes to the consolidated financial statements.

TROPIC INTERNATIONAL INC.

(FORMERLY ROCKFORD MINERALS, INC.)

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	Cumulative Since	For the Nine Months Ended May 31,
	Inception	2014	2013
Cash Flows From Operating Activities
Net loss	$(3,876,103)	$(606,414)	$(628,201)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization - patent	1,772,106	279,806	279,806
Depreciation	105,991	16,855	19,986
Changes in assets and liabilities:
Amounts receivable	(6,753)	2,921	(23,272)
Inventory	(163,459)	5,254	1,942
Prepaid expenses	(2,100)	—	1,100
Accounts payable and accrued liabilities	38,700	21,028	(20,406)
Unearned revenue	—	(12,500)	(18,750)
Shares issued for management services	16,297	—	16,297
Net cash used in operating activities	(2,115,321)	(293,050)	(371,498)

Cash Flows From Investing Activities
Purchases of equipment	(184,175)	—	—
Cash transferred upon reverse acquisition of RMI	1,774	—	—
Funds advanced to RMI, prior to reverse acquisition	(25,454)	—	—
Patent costs	(5,051)	(5,051)	—
Net cash used in investing activities	(212,906)	(5,051)	—

Cash Flows From Financing Activities
Loans from shareholder	190,000	190,000	—
Proceeds from issuance of common stock	2,141,822	—	552,000
Net cash provided by financing activities	2,331,822	190,000	552,000

Increase (decrease) in cash during the period	3,595	(108,101)	180,502
Cash, beginning of period	—	111,696	34,778
Cash, end of period	$3,595	$3,595	$215,280

Supplementary Information:

On November 15, 2012, TSI issued 29,000,000 shares valued at $14,500 in exchange for management services received.

On April 30, 2013, TSI issued 3,593,377 shares valued at $1,797 in exchange for management services received.

On June 28, 2013, a share recapitalization occurred pursuant to a reverse takeover transaction (see Notes 2 and 11).

See accompanying notes to the consolidated financial statements.

TROPIC INTERNATIONAL INC.

(FORMERLY ROCKFORD MINERALS, INC.)

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	Common Stock		Additional paid-in	Deficit accumulated during the development	Total stockholders’
	Shares	Amount	capital	stage	equity
Balance at August 31, 2011	50,166,275	$7,474,701	$—	$(1,527,939)	$5,946,762
Shares issued for cash	6,350,248	457,500	—	—	457,500
Net loss	—	—	—	(960,111)	(960,111)
Balance at August 31, 2012	56,516,523	7,932,201	—	(2,488,050)	5,444,151
Shares issued for cash	10,890,100	552,000	—	—	552,000
Shares issued in exchange for management services	32,593,377	16,297	—	—	16,297
Recapitalization on reverse takeover (see Notes 2 and 11):	—	(8,487,886)	8,431,728	—	(56,158)
Elimination of issued share capital of TSI	(100,000,000)	—	—	—	—
Establishment of issued share capital of RMI	12,264,146	—	—	—	—
Net loss	—	—	—	(781,639)	(781,639)
Balance at August 31, 2013	*12,264,146	12,612	8,431,728	(3,269,689)	5,174,651
Net loss	—	—	—	(606,414)	(606,414)
Balance at May 31, 2014	12,264,146	$12,612	$8,431,728	$(3,876,103)	$4,568,237

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

On December 6, 2013, RMI changed its name to Tropic International Inc. (the “Company”) as a result of a merger with Tropic International Inc., a wholly-owned subsidiary incorporated solely to effect the name change. The accompanying consolidated financial statements include the results of operations of TSI and the Company for the nine months ended May 31, 2014. The comparative amounts are the results of operations of TSI for the nine months ended May 31, 2013.

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

As reflected in the accompanying consolidated financial statements, the Company is in the development stage, has a net loss of $3,876,103 (August 31, 2013 - $3,269,689) since inception and has used cash in operations of $2,115,321 from inception. The Company has a working capital deficiency of $85,171 (August 31, 2013 – working capital of $229,633) and stockholders’ equity of $4,568,237 (August 31, 2013 - $5,174,651). This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

3. Summary of Significant Accounting Policies (cont’d)

Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain significant accounting policies. There have been no material changes to the Company’s significant accounting policies that are disclosed in the consolidated financial statements and notes thereto during the period ended May 31, 2014.

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

As of May 31, 2014, there were no know indicators that the Patent was impaired.

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

In February 2012, the Company entered into an agreement with a fitness company to insert into every Home Mist Tanning unit package shipped in Canada a brochure advertising their store locations in Canada along with other related information about their fitness stores. Pursuant to this two-year agreement, commencing March 1, 2012 and ending February 28, 2014, the Company has received $50,000 for this service. Revenue was recognized on a straight-line basis over the term of the agreement.

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

4. Loss Per Share

The following table sets forth the computation of loss per share:

	For the Nine Months Ended May 31,
	2014	2013
Net loss per share:
Net loss	$(606,414)	$(628,201)
Weighted-average shares outstanding:
Common stock	12,264,146	99,999,900
Number of shares used in per share computations	12,264,146	82,706,076
Loss per share	$(0.05)	$(0.008)

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

The Company does not have assets and liabilities that are measured at fair value on a recurring basis.

6. Equipment, Net

Equipment, at cost, consisted of:

	May 31, 2014	August 31, 2013
Mould equipment	$155,300	$155,300
Website	28,875	28,875
Equipment at cost	184,175	184,175
Accumulated depreciation	(105,991)	(89,136)
Equipment, net	$78,184	$95,039

Depreciation was $16,855 and $19,986 for the nine month periods ended May 31, 2014 and 2013, respectively.

7. Intangible Assets, Net

The following tables provide information regarding the Patent and patents pending:

	May 31, 2014
	Gross carrying amount	Accumulated amortization	Net carrying amount
United States Patent	$6,342,279	$1,772,106	$4,570,173
Patents pending	5,051	-	5,051
	$6,347,330	$1,772,106	$4,575,224

	August 31, 2013
	Gross carrying amount	Accumulated amortization	Net carrying amount
United States Patent	$6,342,279	$1,492,300	$4,849,979

Also see Note 1 Company Overview and Basis of Presentation.

TROPIC INTERNATIONAL INC.

(FORMERLY ROCKFORD MINERALS, INC.)

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

7. Intangible Assets, Net (cont’d)

As of May 31, 2014, amortization expense on intangible assets for the next five years was expected to be as follows:

Amount
Year ending:
2014	$93,269
2015	373,075
2016	373,075
2017	373,075
2018	373,075
Thereafter	2,984,604
Total	$4,570,173

8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of:

	May 31, 2014	August 31, 2013
Trade payables	$59,018	$38,150
Vendor accruals	12,160	12,000
Accounts payable and accrued liabilities	$71,178	$50,150

9. Related Party Transactions

Consulting fees paid to the President of the Company were $nil and $16,047 for the nine month periods ended May 31, 2014 and 2013, respectively.

Consulting fees paid to a company controlled by the President of the Company were $66,900 and $78,600 for the nine month periods ended May 31, 2014 and 2013, respectively.

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

At May 31, 2014 and August 31, 2013, the Company had 12,264,146 common shares legally issued and outstanding.

On June 28, 2013, pursuant to the Exchange Agreement, RMI acquired 78,030,877 common shares of TSI in exchange for the issuance of 78,030,877 preferred shares of Subco to the Selling Shareholders on a one-for-one basis. As a result of the Exchange Agreement, TSI became the Company’s majority-owned subsidiary. Each preferred share of Subco is exchangeable into one common share of the Company at the option of the holder subject to certain restrictions. As at May 31, 2014 and August 31, 2013, none of the preferred shares had been exchanged into common shares. Accordingly, the number of common shares of the Company outstanding at August 31, 2013 is equal to the number of common shares outstanding immediately prior to the consummation of the Exchange Agreement.

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

Common Stock Issuances

During the nine months ended May 31, 2014, the Company issued no shares.

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

15. Subsequent Events

In June 2014, the Company’s President and CEO, a shareholder of the Company, loaned $50,000 to the Company. This loan amount has no fixed terms of repayment.

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

This Report includes our interim unaudited consolidated financial statements as at and for the three and nine months ended May 31, 2014. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All financial information in this Report is presented in Canadian dollars, unless otherwise indicated, and should be read in conjunction with our interim unaudited consolidated financial statements and the notes thereto included in this Report.

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

Results of Operations

Revenue

During the nine months ended May 31, 2014, we generated $15,292 in revenue, including $2,792 in sales revenue and $12,500 in revenue from flyer distribution. During the nine months ended May 31, 2013, we generated $24,809 in revenue, including $6,059 in sales revenue and $18,750 in revenue from flyer distribution. The revenue we generated from sales during both periods was due to sales of our home mist tanning units, whereas the revenue we generated from flyer distribution during both periods was attributable to an arrangement pursuant to which we agreed to insert a brochure advertising a fitness company’s locations in Canada and related information into every home mist tanning unit package we ship in Canada for a period of two years beginning on March 1, 2012. The slight decrease in our sales revenue between the two periods resulted largely from a temporary switch in our focus to transitioning from a private entity to a public company, which occurred in advance of launching our upcoming comprehensive three-phase marketing strategy.

From our inception on September 17, 2007 to May 31, 2014, we generated $73,378 in revenue, including $23,378 in sales revenue and $50,000 in revenue from flyer distribution.

Production Costs

During the nine months ended May 31, 2014, we incurred production costs of $323,096, which, when subtracted from the revenue we generated during that period, resulted in a gross loss of $307,804. During the nine months ended May 31, 2013, we incurred production costs of $324,553 and a gross loss of $299,744. Our production costs during both periods were consistent and were attributable to a combination of Patent amortization ($279,806 in each of the current period and the prior period), production-related consulting fees ($22,800 in each period), depreciation ($12,524 in the current period vs. $15,654 in the prior period) and materials and supplies ($7,966 in the current period vs. $6,293 in the prior period).

From our inception on September 17, 2007 to May 31, 2014, we incurred production costs of $2,147,157, including $1,772,106 in Patent amortization, $178,150 in production-related consulting fees, $84,334 in depreciation, $103,081 in materials and supplies and $9,486 in prototype component costs.

Expenses

During the nine months ended May 31, 2014, we incurred $298,610 in total expenses, compared to $328,457 during the nine months ended May 31, 2013. All the expenses we incurred during both periods were general and administrative in nature.

Our expenses during the nine months ended May 31, 2014 consisted of $139,300 in management-related consulting fees, $94,404 in professional fees, $22,128 in office and miscellaneous expenses, $15,954 in travel and entertainment expenses, $12,900 in marketing expenses, $9,900 in rent and $4,331 in depreciation, as offset by a foreign exchange gain of $307. During the same period in the prior year, our expenses included $187,047 in management-related consulting fees, $55,906 in professional fees, $27,851 in office and miscellaneous expenses, $14,188 in travel and entertainment expenses, $29,233 in marketing expenses, $9,900 in rent and $4,332 in depreciation. Apart from the $47,747 decrease in our management-related consulting fees and the $16,333 decrease in our marketing expenses between the two periods, the latter of which was primarily due to the temporary switch in our focus described above, as well as the $38,498 increase in our professional fees that was entirely attributable to the increased costs of maintaining our status as a public company, our expenses were relatively consistent from period-to-period.

From our inception on September 17, 2007 to May 31, 2014, we incurred $1,802,324 in total expenses, all of which were also general and administrative in nature. These consisted of $910,797 in management-related consulting fees, $290,128 in marketing expenses, $282,429 in professional fees, $192,491 in office and miscellaneous expenses, $66,969 in travel and entertainment expenses, $37,700 in rent, $21,657 in depreciation and $460 in bad debt expenses, as offset by a foreign exchange gain of $307.

Net Loss

During the nine months ended May 31, 2014, we incurred a net loss and comprehensive loss of $606,414 and a net loss per share of $0.05. During the same period in the prior year, we experienced a net loss and comprehensive loss of $628,201 and a net loss per share of $0.008. Since our inception, we have incurred a net loss and comprehensive loss of $3,876,103.

Liquidity and Capital Resources

As of May 31, 2014, we had $3,595 in cash, $176,007 in total current assets, $4,829,415 in total assets, $261,178 in total and current liabilities and a working capital deficiency of $85,171. As of that date, we also had an accumulated deficit of $3,876,103.

During the nine months ended May 31, 2014, we spent $293,050 in cash on operating activities, compared to $371,498 in cash spending on operating activities during the same period in the prior year. The 21% decrease in our cash spending on operating activities between the two periods was primarily attributable to certain changes in our assets and liabilities, and in particular our amounts receivable and accounts payable and accrued liabilities.

We spent $5,051 in cash on investing activities during the nine months ended May 31, 2014, all of which was associated with patent costs, whereas we did not spend any cash on investing activities during the prior year.

During the nine months ended May 31, 2014, we received $190,000 in cash from financing activities, all of which was in the form of shareholder loans. During the same period in the prior year, we received $552,000 in cash from financing activities, all of which was in the form of proceeds from the issuance of Tropic Spa’s common shares.

During the nine months ended May 31, 2014, our cash decreased by $108,101 due to a combination of our operating, investing and financing activities.

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

As of May 31, 2014, there were no know indicators that the Patent was impaired.

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

Going Concern

Our financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. As at May 31, 2014, we had a working capital deficiency of $85,171 and an accumulated deficit of $3,876,103. Our continuation as a going concern is dependent upon the continued financial support from our stockholders, our ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the period ended May 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: July 15, 2014	TROPIC INTERNATIONAL INC.

	By:	/s/ John Marmora
John Marmora
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

