Form 10-K
period 2014-08-31
TROPIC INTERNATIONAL INC.
filed 2014-11-28
CIK 844538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2014

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission file number 001-34911

TROPIC INTERNATIONAL INC.

(Exact name of registrant as specified in its charter)

Nevada	None
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1057 Parkinson Road, Unit #9 Woodstock, Ontario, Canada	N4S 7W3
(Address of principal executive offices)	(Zip Code)

(519) 421-1900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

N/A	N/A
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

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

Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $Nil

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 12,264,146 as of November 28, 2014

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (this “Report”) contains forward-looking statements. The forward-looking statements are contained principally in the “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Report. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates”, “believes”, “seeks”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predicts”, “projects”, “should”, “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Such statements may include, but are not limited to, information related to: anticipated operating results; relationships with our customers; consumer demand; financial resources and condition; changes in revenues; changes in profitability; changes in accounting treatment; cost of sales; selling, general and administrative expenses; interest expense; the ability to produce the liquidity or enter into agreements to acquire the capital necessary to continue our operations and take advantage of opportunities; legal proceedings and claims.

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

PRESENTATION OF INFORMATION

Except as otherwise indicated by the context, references in this Report to “we”, “us” and “our” are to the combined business of Tropic International Inc. and its consolidated subsidiaries, unless otherwise indicated. In this Report, the phrase the “Company” refers to Rockford Minerals Inc. prior to June 28, 2013.

This Report includes our audited consolidated financial statements as at and for the years ended August 31, 2014 and 2013. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All financial information in this Report is presented in Canadian dollars, unless otherwise indicated, and should be read in conjunction with our audited consolidated financial statements and the notes thereto included in this Report.

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

Tropic Spa was incorporated under the laws of the Province Ontario on September 17, 2007. Its operations to date have consisted of business formation, strategic development, test marketing, technology development and capital raising activities. Tropic Spa has generated $73,845 in revenues since its inception. Its website is www.tropicspatan.com.

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

In addition to the application units, we also sell tanning solution kit refills that take less than five minutes to replace. Each tanning solution kit refill contains six 2.6 oz cans, which is a sufficient amount of our proprietary solution to provide 10 full-body tans. To the best of our knowledge, empty cans of our tanning solution can be recycled in the same manner as conventional aerosol cans in all jurisdictions that offer recycling alternatives to conventional waste collection.

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

Employees

As of November 28, 2014, we did not have any full time or part time employees. We currently rely on the efforts of our John Marmora, our sole officer and director, to manage our operations. However, we may hire workers on a contract basis from time to time as the need arises.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

General

As of November 28, 2014, we had 12,264,146 shares of common stock issued and outstanding, 7,331,380 of which were restricted under the under the Securities Act. None of these restricted shares are eligible for resale absent registration or an exemption from registration under the Securities Act; however, as of November 28, 2014, the exemption from registration provided by Rule 144 under the Securities Act was available for these shares.

Also as of November 28, 2014, Subco had 78,030,877 preferred shares issued and outstanding, each of which is exchangeable into one share of our common stock in accordance with the rights, privileges, restrictions and conditions attached to such preferred shares, and we did not have any outstanding options, warrants or other securities convertible into shares of our common stock.

Market Information

Our common stock is not traded on any exchange; however, it is quoted on the OTC Bulletin Board and OTCQB under the symbol “TRPO”. OTC Bulletin Board and OTCQB securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board and OTCQB securities transactions are conducted through a telephone and computer network connecting dealers. OTC Bulletin Board and OTCQB issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Trading in stocks quoted on the OTC Bulletin Board and OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. There is no assurance that there will be a market for our common stock in the future.

Our common stock became eligible for quotation on the OTC Bulletin Board on June 18, 2014 and the OTCQB on September 3, 2014. However, since that date no trades have occurred.

Holders

As of November 28, 2014, there were approximately 42 holders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

As of November 28, 2014, we did not have any compensation plans under which our equity securities are authorized for issuance, and we do not currently have any such plans. We intend to adopt an equity compensation plan in which our directors, officers, employees and consultants will be eligible to participate. However, no formal steps have been taken as of the date of this Report to adopt such a plan.

Recent Sales of Unregistered Securities

Other than as disclosed in previous quarterly reports on Form 10-Q or current reports on Form 8-K, we did not issue any equity securities that were not registered under the Securities Act during the fiscal year ended August 31, 2014.

Purchases of Equity Securities by the Issuer and “Affiliated Purchasers”

We did not purchase any shares of our common stock or other securities during the year ended August 31, 2014.

Item 6. Selected Financial Data

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition has been derived from and should be read in conjunction with our audited consolidated financial statements and the related notes thereto that appear elsewhere in this Report, as well as Item 1 and the “Presentation of Information” section that appears at the beginning of this Report.

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

Results of Operations

Revenue

During the year ended August 31, 2014, we generated $15,759 in revenue, including $3,259 in sales revenue and $12,500 in revenue from flyer distribution. During the year ended August 31, 2013, we generated $31,799 in revenue, including $6,799 in sales revenue and $25,000 in revenue from flyer distribution. The revenue we generated from sales during both periods was due to sales of our home mist tanning units, whereas the revenue we generated from flyer distribution during both periods was attributable to an arrangement pursuant to which we agreed to insert a brochure advertising a fitness company’s locations in Canada and related information into every home mist tanning unit package we ship in Canada for a period of two years beginning on March 1, 2012.

Production Costs

During the year ended August 31, 2014, we incurred production costs of $444,509, which, when subtracted from the revenue we generated during that period, resulted in a gross loss of $428,750. During the year ended August 31, 2013, we incurred production costs of $408,080 and a gross loss of $376,281. Our production costs during both years were attributable to a combination of amortization of the Patent ($373,075 in both the current year and the prior year), production-related consulting fees ($31,200 in both the current year and the prior year), depreciation ($16,698 in the current year vs. $20,872 in the prior year), materials and supplies ($9,423 incurred in the current year vs. $17,067 recovered in the prior year) and a writedown of inventory ($14,113 in the current year vs. $Nil in the prior year). The significant increase in the cost of materials and supplies was primarily due to a decrease in our manufacturing commitments during the prior fiscal year which were entered into without regard to sales figures or other specific conditions.

Expenses

During the year ended August 31, 2014, we incurred $397,616 in total expenses, compared to $405,358 in total expenses during the year ended August 31, 2013. All the expenses incurred during both fiscal years were general and administrative in nature.

Our expenses during the year ended August 31, 2014, consisted of $184,850 in management-related consulting fees, $16,347 in marketing expenses, $126,449 in professional fees, $26,951 in office and miscellaneous expenses, $20,705 in travel and entertainment expenses, $13,200 in rent, $5,775 in depreciation and $3,538 in interest on advances from shareholders, as offset by a foreign exchange gain of $199. During the prior year, our expenses included $235,597 in management-related consulting fees, $32,727 in marketing expenses, $67,014 in professional fees, $34,916 in office and miscellaneous expenses, $19,016 in travel and entertainment expenses, $13,200 in rent and $5,775 in depreciation. Apart from the $59,435 increase in our professional fees between the two years, which was primarily attributable to an increase in the breadth and complexity of our SEC filings during our most recently completed fiscal year, and a $50,747 decrease in our management-related consulting fees, our expenses were relatively consistent from year-to-year.

The significant management-related consulting fees we incurred over both years were paid to several parties, including John Marmora, our sole officer and director and the sole officer and director of Tropic Spa, and a number of consultants who provided management-related services to Tropic Spa.

Net Loss

During the year ended August 31, 2014, we incurred a net loss and comprehensive loss of $826,366 and a net loss per share of $0.07. During the same period in the prior year, we experienced a net loss and comprehensive loss of $781,639 and a net loss per share of $0.01.

Liquidity and Capital Resources

As of August 31, 2014, we had $18,018 in cash, $175,842 in current assets, $4,737,216 in total assets, $388,931 in total and current liabilities and a working capital deficiency of $213,089. As of that date, we also had an accumulated deficit of $4,096,055.

During the year ended August 31, 2014, we spent $389,274 in cash on operating activities, compared to $451,402 in cash spending on operating activities during the prior year. The 14% decrease in our cash spending on operating activities during the fiscal year ended August 31, 2014 was primarily attributable to certain changes in our assets and liabilities during our most recently completed fiscal year, including our inventory, accounts payable and accrued liabilities and unearned revenue.

We spent $11,904 in cash on investing activities during the year ended August 31, 2014, all of which was attributable to patent costs, compared to $23,680 in cash spending on investing activities during the prior year, all of which was associated with the advance of funds to the Company by Tropic Spa prior to the closing of the Share Exchange.

During the year ended August 31, 2014, we received $307,500 in cash from financing activities, all of which was in the form of advances from shareholders, compared to $552,000 in cash receipts from financing activities during the prior year, all of which was in the form of proceeds from the issuance of Tropic Spa’s common shares.

During the year ended August 31, 2014, our cash decreased by $93,678 due to a combination of our operating, investing and financing activities.

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

As of August 31, 2014, there were no know indicators that the Patent was impaired.

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

Foreign Currency

Our functional currency is the Canadian dollar. Our financial statements are presented in Canadian dollars. Virtually all of our transactions are currently in Canadian dollars.

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

Year Ended August 31, 2014

(Expressed in Canadian dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Tropic International Inc. (formerly Rockford Minerals, Inc.):

We have audited the accompanying consolidated balance sheets of Tropic International Inc. (formerly Rockford Minerals, Inc.) (a Development Stage Enterprise) (the “Company”) as of August 31, 2014 and 2013, and the related consolidated statements of loss and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tropic International Inc. as of August 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended August 31, 2014 and the cumulative period from September 17, 2007 (Inception) to August 31, 2014, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, has a net loss of $4,096,055 since inception and has used cash from operations of $2,211,545 from inception. The Company has a working capital deficiency of $213,089 and stockholders’ equity of $4,348,285 as of August 31, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada

November 25, 2014

TROPIC INTERNATIONAL INC.

(FORMERLY ROCKFORD MINERALS, INC.)

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN CANADIAN DOLLARS)

	August 31, 2014	August 31, 2013
ASSETS
Current assets:
Cash	$18,018	$111,696
Amounts receivable	7,427	9,774
Inventory	148,297	168,713
Prepaid expenses	2,100	2,100
Total current assets	175,842	292,283
Equipment, net (Note 6)	72,566	95,039
Intangible assets, net (Note 7)	4,488,808	4,849,979
Total assets	$4,737,216	$5,237,301

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (Note 8)	$77,893	$50,150
Unearned revenue	—	12,500
Advances from shareholders (Notes 9 and 10)	311,038	—
Total current liabilities	388,931	62,650

Stockholders’ equity (Note 12):
Common stock	12,612	12,612
Additional paid-in capital	8,431,728	8,431,728
Deficit accumulated during the development stage	(4,096,055)	(3,269,689)
Total stockholders’ equity	4,348,285	5,174,651
Total liabilities and stockholders’ equity	$4,737,216	$5,237,301

Subsequent events (Note 16)

See accompanying notes to the financial statements

TROPIC INTERNATIONAL INC.

(FORMERLY ROCKFORD MINERALS, INC.)

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(EXPRESSED IN CANADIAN DOLLARS)

	Cumulative since	Year Ended August 31,
	Inception	2014	2013	2012
Revenue:
Sales	$23,845	$3,259	$6,799	$12,887
Flyer distribution	50,000	12,500	25,000	12,500
Total revenue	73,845	15,759	31,799	25,387

Production costs:
Amortization – patent	1,865,375	373,075	373,075	373,075
Consulting fees – production	186,550	31,200	31,200	38,425
Depreciation	88,508	16,698	20,872	26,090
Materials and supplies (recovery)	104,538	9,423	(17,067)	64,621
Prototype components	9,486	—	—	—
Writedown of inventory	14,113	14,113	—	—
Total production costs	2,268,570	444,509	408,080	502,211
Gross loss	(2,194,725)	(428,750)	(376,281)	(476,824)

General and administration:
Bad debts	460	—	—	—
Consulting fees – management (Note 9)	956,347	184,850	235,597	226,200
Depreciation	23,101	5,775	2,888	5,775
Interest on advances from shareholders (Notes 9 and 10)	3,538	3,538	—	—
Loss (gain) on foreign exchange	(199)	(199)	—	—
Marketing	293,575	16,347	32,727	123,790
Office and miscellaneous (Note 9)	197,314	26,951	34,916	50,319
Professional fees	314,474	126,449	67,014	56,308
Rent	41,000	13,200	13,200	6,600
Travel and entertainment	71,720	20,705	19,016	14,295
Total general and administration	1,901,330	397,616	405,358	483,287
Loss before income taxes	(4,096,055)	(826,366)	(781,639)	(960,111)
Income taxes	—	—	—	—
Net loss and comprehensive loss	$(4,096,055)	$(826,366)	$(781,639)	$(960,111)

Net loss per share – basic and diluted (Note 4)		$(0.07)	$(0.01)	$(0.018)

Weighted-average number of shares outstanding		12,264,146	99,991,578	53,341,399

See accompanying notes to the financial statements

TROPIC INTERNATIONAL INC.

(FORMERLY ROCKFORD MINERALS, INC.)

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN CANADIAN DOLLARS)

	Cumulative since	Year Ended August 31,
	Inception	2014	2013	2012
Cash Flows From Operating Activities
Net loss	$(4,096,055)	$(826,366)	$(781,639)	$(960,111)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization – patent	1,865,375	373,075	373,075	373,075
Depreciation	111,609	22,473	23,760	31,865
Writedown of inventory	14,113	14,113	—	—
Changes in assets and liabilities:
Amounts receivable	(7,317)	2,347	(1,792)	50,735
Inventory	(162,410)	6,303	(23,391)	(120,043)
Prepaid expenses	(2,100)	—	1,100	(3,200)
Accounts payable and accrued liabilities	45,405	27,743	(33,812)	(14,146)
Unearned revenue	—	(12,500)	(25,000)	37,500
Interest accrued on advances from shareholders	3,538	3,538	—	—
Shares issued for management services	16,297	—	16,297	—
Net cash used in operating activities	(2,211,545)	(389,274)	(451,402)	(604,325)

Cash Flows From Investing Activities
Purchases of equipment	(184,175)	—	—	—
Cash transferred upon reverse acquisition of RMI	1,774	—	1,774	—
Funds advanced to RMI, prior to reverse acquisition	(25,454)	—	(25,454)	—
Patent costs	(11,904)	(11,904)	—	—
Net cash used in investing activities	(219,759)	(11,904)	(23,680)	—

Cash Flows From Financing Activities
Proceeds from issuance of common stock	2,141,822	—	552,000	457,500
Advances from shareholders	307,500	307,500	—	—
Net cash provided by financing activities	2,449,322	307,500	552,000	457,500

Increase (decrease) in cash during the year/period	18,018	(93,678)	76,918	(146,825)
Cash, beginning of year/period	—	111,696	34,778	181,603
Cash, end of year/period	$18,018	$18,018	$111,696	$34,778

Supplementary Information:

The Company received bookkeeping and related services at no charge from Inception to August 31, 2011.

On November 15, 2012, TSI issued 29,000,000 shares valued at $14,500 in exchange for management services received and on April 30, 2013 issued another 3,593,377 shares valued at $1,797 in exchange for management services received.

On June 28, 2013, a share recapitalization occurred pursuant to a reverse takeover transaction (see Notes 2 and 12).

See accompanying notes to the financial statements

TROPIC INTERNATIONAL INC.

(FORMERLY ROCKFORD MINERALS, INC.)

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(EXPRESSED IN CANADIAN DOLLARS)

	Common Stock				Years Ended August 31, 2014 and 2013
	Shares		Amount	Additional paid-in capital	Deficit accumulated during the development stage	Total stockholders’ equity
Balance at August 31, 2012		56,516,523	$7,932,201	$—	$(2,488,050)	$5,444,151
Shares issued for cash		10,890,100	552,000		—	552,000
Shares issued in exchange for management services		32,593,377	16,297	—	—	16,297
Recapitalization on reverse takeover (see Notes 2 and 12):		—	(8,487,886)	8,431,728	—	(56,158)
Elimination of issued share capital of TSI		(100,000,000)	—	—	—	—
Establishment of issued share capital of RMI		12,264,146	—	—	—	—
Net loss		—	—	—	(781,639)	(781,639)
Balance at August 31, 2013	*	12,264,146	12,612	8,431,728	(3,269,689)	5,174,651
Net loss		—	—	—	(826,366)	(826,366)
Balance at August 31, 2014		12,264,146	$12,612	$8,431,728	$(4,096,055)	$4,348,285

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

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

1. Company Overview and Basis of Presentation

Nature and History of Operations

Tropic International, Inc. (formerly Rockford Minerals, Inc.) (a development stage company) (the “Company”) was incorporated under the laws of the state of Nevada on October 29, 2007. The Company was a natural resource exploration company with an objective of acquiring, exploring and, if warranted and feasible, developing natural resource properties. Activities during the exploration stage included developing the business plan and raising capital.

On June 28, 2013, the Company completed a reverse takeover transaction (see Note 2) with Tropic Spa Inc. (“TSI”), a company that manufactures and sells Home Mist Tanning units that deliver a full-body application. As a result of this transaction, the Company became a holding company operating through TSI. Upon the closing of the share exchange agreement described below, the Company changed its fiscal year end from October 31 to August 31 to coincide with the fiscal year end of TSI.

On December 6, 2013, the Company changed its name to Tropic International Inc. as a result of a merger with Tropic International Inc., a wholly-owned subsidiary incorporated solely to effect the name change. The accompanying consolidated financial statements include the results of operations of TSI and the Company for the year ended August 31, 2014. The comparative amounts are the results of operations of TSI for the years ended August 31, 2013 and 2012 and of the Company for the period June 29 to August 31, 2013.

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

As reflected in the accompanying consolidated financial statements, the Company is in the development stage, has a net loss of $4,096,055 (August 31, 2013 - $3,269,689) since inception and has used cash in operations of $2,211,545 from inception. The Company has a working capital deficiency of $213,089 (August 31, 2013 - working capital of $229,633) and stockholders’ equity of $4,348,285 (August 31, 2013 - $5,174,651). This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

2. Reverse Takeover

On June 28, 2013 (the “Closing Date”), the Company, its wholly-owned subsidiary 1896432 Ontario Inc. (“Subco”) and TSI entered into a share exchange agreement (the “Exchange Agreement”) with certain of the shareholders of TSI (the “Selling Shareholders”) pursuant to which the Company acquired 78,030,877 common shares, or approximately 78% of the issued and outstanding shares, of TSI in exchange for the issuance of 78,030,877 preferred shares of Subco to the Selling Shareholders on a one-for-one basis. Each one preferred share of Subco is exchangeable into one share of the Company’s common stock at the option of the holder subject to the following restrictions:

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

Upon completion of the Exchange Agreement, the sole officer and director of TSI became the sole officer and a director of the Company and the Company adopted the business plan of TSI.

TROPIC INTERNATIONAL INC.

(FORMERLY ROCKFORD MINERALS, INC.)

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

2. Reverse Takeover (cont’d)

As a result of the share exchange, the former shareholders of TSI control approximately 87% of the issued and outstanding common shares of the Company. The Exchange Agreement is a reverse takeover and therefore has been accounted for under the acquisition method with TSI as the accounting acquirer and continuing entity for accounting and financial reporting purposes and the Company as the legal parent being the acquiree. The business is in the development stage and there was no active market to reliably determine fair value of the consideration other than the value of the identifiable assets acquired.

Therefore, the purchase price allocation of the acquisition was based on the fair value of the net liabilities acquired which was charged to additional paid-in-capital.

The fair values of assets acquired and liabilities assumed are as follows:

$

Cash	1,774
Subscriptions receivable	10
Accounts payable and accrued liabilities	(32,488)
Loan payable to TSI	(25,454)
Net liabilities acquired	(56,158)

3. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of the Company, TSI, Subco and 1896431 Ontario Inc., the Company’s wholly-owned subsidiary. All significant inter-company balances and transactions have been eliminated.

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

Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain significant accounting policies. There have been no material changes to the Company’s significant accounting policies that are disclosed in the consolidated financial statements and notes thereto during 2014.

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

As of August 31, 2014, there were no know indicators that the Patent was impaired.

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

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

3. Summary of Significant Accounting Policies (cont’d)

Fair Value of Financial Instruments

Fair values of cash and accounts payable and accrued liabilities approximate fair value because of the short-term nature of these items. Amounts receivable consists primarily of Harmonized Sales Tax (“HST”) receivable from the Government of Canada. HST is not a financial instrument. Advances from shareholders are recorded at cost, which approximates their fair values.

Foreign Currency

The Company’s functional currency is the Canadian dollar. The accompanying consolidated financial statements are presented in Canadian dollars. Virtually all transactions of the Company are currently in Canadian dollars.

4. Loss Per Share

The following table sets forth the computation of loss per share:

	Year Ended August 31,
	2014	2013	2012
Net loss per share:
Net loss	$(826,366)	$(781,639)	$(960,111)
Weighted-average shares outstanding:
Common stock	12,264,146	12,264,146	56,516,523
Number of shares used in per share computations	12,264,146	99,991,578	53,341,399
Loss per share	$(0.07)	$(0.01)	$(0.018)

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

The carrying value of cash deposits is a reasonable estimate of its fair value due to the short maturity of the financial instrument. Advances from shareholders have no fixed terms of repayment.

The Company does not have assets and liabilities that are measured at fair value on a recurring basis.

TROPIC INTERNATIONAL INC.

(FORMERLY ROCKFORD MINERALS, INC.)

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

6. Equipment, Net

Equipment, at cost, consisted of:

	August 31, 2014	August 31, 2013
Mould equipment	$155,300	$155,300
Website	28,875	28,875
Equipment at cost	184,175	184,175
Accumulated depreciation	(111,609)	(89,136)
Equipment, net	$72,566	$95,039

Depreciation was $22,473, $23,760, and $31,865 for the years ended August 31, 2014, 2013 and 2012, respectively.

7. Intangible Assets, Net

The following tables provide information regarding the Patent:

	August 31, 2014
	Gross carrying amount	Accumulated amortization	Net carrying amount
United States Patent	$6,342,279	$1,865,375	$4,476,904
Patents pending	11,904	—	11,904
	$6,354,183	$1,865,375	$4,488,808

	August 31, 2013
	Gross carrying amount	Accumulated amortization	Net carrying amount
United States Patent	$6,342,279	$1,492,300	$4,849,979

Also see Note 1 Company Overview and Basis of Presentation.

As of August 31, 2014, amortization expense on intangible assets for the next five years was expected to be as follows:

Amount
Year ending:
2015	$373,075
2016	373,075
2017	373,075
2018	373,075
2019	373,075
Thereafter	2,611,529
Total	$4,476,904

TROPIC INTERNATIONAL INC.

(FORMERLY ROCKFORD MINERALS, INC.)

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of:

	August 31, 2014	August 31, 2013
Trade payables	$67,893	$38,150
Vendor accruals	10,000	12,000
Accounts payable and accrued liabilities	$77,893	$50,150

9. Related Party Transactions

The President of the Company advanced $245,000 to the Company during 2014 (2013 - $nil). These advances bear interest at 3% per annum and are payable on demand. Interest expense of $3,310 on these advances was accrued during 2014 and is included in advances from shareholders at August 31, 2014. At August 31, 2014, the Company owed $262,272 to its President, including the above advances and accrued interest and $13,962 for reimbursable expenses incurred on the Company’s behalf. Also see Note 16.

Consulting fees paid to the President of the Company were $nil, $16,047, and $73,200 for the years ended August 31, 2014, 2013 and 2012, respectively.

Consulting fees paid to a company controlled by the President of the Company were $88,400, $102,400, and $nil for the years ended August 31, 2014, 2013 and 2012, respectively.

Fees for office services paid to the wife of the President of the Company were $nil, $nil, and $25,700 for the years ended August 31, 2014, 2013 and 2012, respectively.

All transactions with related parties occurred in the normal course of business and were measured at the exchange amount, which was the amount of consideration agreed upon between management and the related parties.

Also see Note 12.

10. Advances from Shareholders

Two shareholders of the Company advanced $62,500 to the Company during 2014 (2013 - $nil). These advances are unsecured and bear interest at 3% per annum. $12,500 of these advances is repayable on demand, and $50,000 has no repayment terms. Interest expense of $228 on these advances was accrued during 2014 and is included in advances from shareholders at August 31, 2014. Also see Note 16.

11. Commitments

On January 8, 2014, the Company renewed its premises lease dated November 11, 2011 for one additional year from February 1, 2014 to January 31, 2015 for a rental of $13,200 per year plus HST.

TROPIC INTERNATIONAL INC.

(FORMERLY ROCKFORD MINERALS, INC.)

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

12. Stockholders’ Equity

The Company is authorized to issue 300,000,000 shares of common stock at a par value of $0.001.

At August 31, 2014 and 2013, the Company had 12,264,146 shares of common stock legally issued and outstanding.

On June 28, 2013, pursuant to the Exchange Agreement, Tropic acquired 78,030,877 common shares of TSI in exchange for the issuance of 78,030,877 preferred shares of Subco to the Selling Shareholders on a one-for-one basis. As a result of the Exchange Agreement, TSI became the Company’s majority-owned subsidiary. Each preferred share of Subco is exchangeable into one share of the Company’s common stock at the option of the holder subject to certain restrictions. As at August 31, 2014, none of the preferred shares had been exchanged. Accordingly, the number of shares of the Company’s common stock outstanding at August 31, 2014 is equal to the number of shares outstanding immediately prior to the consummation of the Exchange Agreement.

As a condition of the closing of the Exchange Agreement, the Company also entered into a Support Agreement and a Voting and Exchange Trust Agreement on the closing date. The Support Agreement ensures that the obligations of Subco remain effective until all of the preferred shares have been exchanged. The Voting and Exchange Trust Agreement provides and establishes a procedure whereby the voting rights attached to shares of the Company’s common stock are exercisable by the registered holders (the Selling Shareholders) of the preferred shares. The Trustee holds legal title to a Special Voting Share to which voting rights are attached for the benefit of the Selling Shareholders. The Trustee holds the Special Voting Share solely for the use and benefit of the Selling Shareholders.

Common Stock Issuances

No common stock was issued during the year ended August 31, 2014.

During the year ended August 31, 2013, TSI issued 10,890,100 common shares for proceeds of $552,000 and 32,593,377 common shares in exchange for management services received valued at $16,297.

13. Taxes

Income tax expense differs from the amounts computed by applying the statutory income tax rate to net loss before income taxes as follows:

	Year Ended August 31,
	2014	2013	2012
Net loss before income taxes	$(826,366)	$(781,639)	$(960,111)
Tax rate	(1)	(2)	25.50%
Calculated income tax recovery	(219,259)	(198,227)	(244,828)
Adjustment for deductible and non-deductible amounts	104,917	101,008	103,260
Unrecognized benefit of non-capital losses	114,342	97,219	141,568
Income tax recovery	$—	$—	$—

(1)	Canada – 26.50%; United States – 34%.
(2)	Canada – 25.42%; United States – 34%.

TROPIC INTERNATIONAL INC.

(FORMERLY ROCKFORD MINERALS, INC.)

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

13. Taxes (cont’d)

Deferred Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Significant components of the Company’s deferred tax assets are as follows:

	August 31, 2014	August 31, 2013
Deferred tax assets:
Net operating loss carryforwards	$656,000	$533,000
Temporary deductible differences (net)	37,000	30,000
	693,000	563,000
Valuation allowance	(693,000)	(563,000)
Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. A valuation allowance was established based upon management’s inability to determine whether sufficient future profits will be generated.

The Company has approximately $2,394,000 of United States and Canadian net operating loss carryforwards expiring from 2024 to 2034.

14. Risks and Uncertainties

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

15. Accounting Pronouncements

There are no recently adopted accounting pronouncements or recent accounting pronouncements not yet adopted that will have a material impact on the Company’s financial statements.

16. Subsequent Events

In September 2014, the President of the Company advanced $7,500 to the Company. This advance is unsecured, bears interest at 3% per annum and is payable on demand.

In September 2014, a shareholder of the Company advanced $25,000 to the Company. This advance bears interest at 3% per annum and has no fixed terms of repayment.

In November 2014, a shareholder of the Company advanced $25,000 to the Company. This advance is unsecured, bears interest at 3% per annum and has no fixed terms of repayment.

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

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting as of August 31, 2014 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that a reasonable possibility exists that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The deficiencies described below constitute, both individually and in the aggregate, a material weakness given their potential impact on our financial reporting and internal control over financial reporting.

In its assessment of the effectiveness of our internal control over financial reporting as of August 31, 2014, management determined that there were deficiencies that constitute, both individually and in the aggregate, a material weakness. These deficiencies include the fact that we have no audit committee, traditionally have had no independent directors, and do not have a system in place to review and monitor internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of November 28, 2014, the name, age and positions of our sole executive officer and director were as follows:

Name	Age	Position

John Marmora	62	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

John Marmora – President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

Mr. Marmora was appointed as our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, and director on the Closing Date. Mr. Marmora has served as the President, Secretary, Treasurer and sole director of Tropic Spa since its inception on September 17, 2007.

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

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Exchange Act requires a company’s directors and officers, and persons who own more than 10% of any class of a company’s equity securities which are registered under Section 12 of the Exchange Act, to file with the SEC reports of ownership on Form 3 and reports of changes in ownership on Forms 4 and 5. Such officers, directors and 10% stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by us and on written representations from certain reporting persons as August 31, 2014, we believe that all Section 16(a) reports applicable to our officers, directors and 10% stockholders with respect to our fiscal year ended August 31, 2014 have been filed.

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

Name and Principal Position	Year Ended August 31	Salary ($)		Total ($)
John Marmora, President (1)	2014	88,400	(2)	88,400
	2013	118,447	(3)	118,447
Gregory J. Neely, former President (4)	2014	-		-
	2013	-		-

(1)	John Marmora was appointed as our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and director on the Closing Date and has served as the President, Secretary, Treasurer and sole director of Tropic Spa since the company’s inception on September 17, 2007.

(2)	Represents consulting fees of $88,400 paid to MCM Consulting Ltd., a company controlled by Mr. Marmora.

(3)	Represents consulting fees of $102,400 paid to MCM Consulting Ltd., a company controlled by Mr. Marmora, and consulting fees of $16,047 paid to Mr. Marmora directly.

(4)	Gregory J. Neely served as our Secretary and Treasurer from November 2007 until the Closing Date, our President, Chief Financial Officer and Principal Accounting Officer from June 18, 2012 to the Closing Date, and our director from November 2007 to November 29, 2013.

Outstanding Equity Awards at Fiscal Year-End

As of August 31, 2014, we did not have any outstanding equity awards.

Benefit Plans

We do not have any pension plan, profit sharing plan or similar plan for the benefit of our officers, directors or employees. However, we may establish such plans in the future.

Director Compensation

We have not compensated any of our directors for their service on the Board of Directors. Management directors are not compensated for their service as directors; however they may receive compensation for their services as employees. The compensation received by our management directors is shown in the “Summary Compensation Table” above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our common stock beneficially owned as of November 28, 2014 for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each of our officers and directors and (iii) our officers and directors as a group. A person is considered to beneficially own any shares over which such person, directly or indirectly, exercises sole or shared voting or investment power, or over which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our officers and directors is exercised solely by the beneficial owner thereof.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (1)	Total Voting Power (2)

Common Stock	John Marmora (3) 1057 Parkinson Road, Unit #9 Woodstock, Ontario, Canada N4S 7W3	32,093,377	(4)	72.4	35.5

All Officers and Directors as a Group		32,093,377		72.4	35.5

Special Voting Shares (5)	John Marmora (3) 1057 Parkinson Road, Unit #9 Woodstock, Ontario, Canada N4S 7W3	1		100	-

All Officers and Directors as a Group		1		100	-

Common Stock	Gregory J. Neely (6) 49 Fraser Avenue, Suite 400 Toronto, Ontario, Canada M6K 1Y7	3,831,380		31.2	4.2

Common Stock	Stephen Dewingaerde (7) 111 Steppingstone Trail Toronto, Ontario, Canada M5A 2B1	3,500,000		28.5	3.9

Common Stock	2176526 Ontario Ltd. (8) 448 Pondview Place Oakville, Ontario, Canada L6H 6S5	750,000	(4)	5.8	(9)

Common Stock	Nandor Bajusz 705 Matheson Boulevard East Mississauga, Ontario, Canada L4Z 3X9	2,561,500	(4)	17.3	2.8

Common Stock	Lloyd East P.O. Box 202 Alida, Saskatchewan. Canada S0C 0B0	8,600,000	(4)	41.2	9.5

Common Stock	Rudy Flaman P.O. Box 23 Southey, Saskatchewan, Canada S0G 4P0	6,300,000	(4)(10)	33.9	7.0

Common Stock	Flaman Sales Ltd. (11) P.O. Box 280 Southey, Saskatchewan, Canada S0G 4P0	1,391,600	(4)	10.2	1.5

Common Stock	William Brian Gray 12 Old Mill Trail, Suite 203 Toronto, Ontario, Canada M8X 2Z4	1,050,000	(4)	7.9	1.2

Common Stock	Greg Halsall 1639 Goldenridge Road Pickering, Ontario, Canada L1V 7J5	1,750,000	(4)	12.5	1.9

Common Stock	Regan Lazar 55 – 4504 41st Street Camrose, Alberta, Canada T4V 4K9	3,000,000	(4)	19.7	3.3

Common Stock	Jeffrey S. McQuade 448 Pondview Place Oakville, Ontario, Canada L6H 6S5	3,150,000	(4)(12)	20.4	3.5

Common Stock	Everett Moore 69 Berton Boulevard Georgetown, Ontario, Canada L7G 6C7	1,600,000	(4)	11.5	1.8

Common Stock	Rick Padulo 1 St. Clair Avenue West, 10th Floor Toronto, Ontario, Canada M4V 1K7	1,000,000	(4)	7.5	1.1

Common Stock	Ken Rampersand 350 Vincent Street Woodstock, Ontario, Canada N4S 5M4	1,250,000	(4)	9.2	1.4

Common Stock	Reo Holdings Company Ltd. (13) P.O. Box 114 Eston, Saskatchewan, Canada S0L 1A0	7,000,000	(4)	36.3	7.8

Common Stock	David Weinrauch P.O. Box 67 Lampman, Saskatchewan, Canada S0C 1N0	7,000,000	(4)	36.3	7.8

(1)	Based on 12,264,146 shares of our common stock issued and outstanding as of November 28, 2014 as well as the exchange of all preferred shares of Subco owned by the applicable holder into shares of our common stock. For clarity, the percentage ownership does not reflect the exchange of preferred shares of Subco into shares of our common stock by any person other than the applicable holder.

(2)	Based on the exchange of all 78,030,877 issued and outstanding preferred shares of Subco for shares of our common stock.

(3)	John Marmora was appointed as our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and director on the Closing Date, is the Trustee under the Trust Agreement, and is the only person who possesses the right to exchange preferred shares of Subco for shares of our common stock within 60 days, since any such exchange can only be completed with the written consent of Subco.

(4)	Includes only shares of our common stock issuable upon the exchange of preferred shares of Subco. Pursuant to the Exchangeable Share Provisions, the applicable holder may not exercise investment power over either the shares of our common stock or the preferred shares of Subco until a redemption has occurred, but may exercise voting power over the shares of our common stock through the operation of the Trust Agreement.

(5)	The Special Voting Share confers on the Trustee the number of votes equal to the number of outstanding preferred shares of Subco, other than such shares held by us or our affiliates, on all matters on which the holders of shares of our common stock are entitled to vote.

(6)	Gregory J. Neely served as our Secretary and Treasurer from November 2007 until the Closing Date, our President, Chief Financial Officer and Principal Accounting Officer from June 18, 2012 to the Closing Date, and our director from November 2007 to November 29, 2013.

(7)	Stephen Dewingaerde served as our President and director from our inception in November 2007 to May 4, 2012.

(8)	Jeffrey S. McQuade has sole voting and investment power over the preferred shares of Subco held by 2176526 Ontario Ltd.

(9)	Less than 1%.

(10)	Includes 4,908,400 preferred shares of Subco held by Rudy Flaman directly and 1,391,600 preferred shares of Subco held by Flaman Sales Ltd., a company controlled by Mr. Flaman.

(11)	Rudy Flaman has sole voting and investment power over the preferred shares of Subco held by Flaman Sales Ltd.

(12)	Includes 2,400,000 preferred shares of Subco held by Jeffrey S. McQuade directly and 750,000 preferred shares of Subco held by 2176526 Ontario Ltd., a company controlled by Mr. McQuade.

(13)	Rob Owens has sole voting and investment power over the preferred shares of Subco held by Reo Holdings Company Ltd.

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

Changes in Control

As of November 28, 2014, we were not aware of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in our control.

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

●	Pursuant to the Exchange Agreement and on the Closing Date, Subco issued 32,093,377 preferred shares to John Marmora, the President, Secretary, Treasurer and sole director of Tropic Spa and its former controlling shareholder. Upon the closing of the Share Exchange, Mr. Marmora acquired the right to become our principal stockholder and was appointed as our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and director.

●	During the years ended August 31, 2014 and 2013, we paid $nil and $16,047, respectively, in consulting fees to Mr. Marmora.

●	During the years ended August 31, 2014 and 2013, we paid $88,400 and $102,400, respectively, in consulting fees to MCM Consulting Ltd., a company controlled by Mr. Marmora.

●	On November 15, 2012, Tropic Spa issued an aggregate of 29,000,000 common shares valued at $14,500 in respect of management services rendered by Mr. Marmora and Ron Bellamy. Of those shares, 28,500,000 were issued to Mr. Marmora and 500,000 were issued to Mr. Bellamy.

●	On April 30, 2013, Tropic Spa issued 3,593,377 common shares valued at $1,797 to Mr. Marmora in respect of management services rendered.

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

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table sets forth the fees for professional audit services and the fees billed for other services rendered by our auditors, DeVisser Gray LLP, in connection with the audit of our financial statements for the years ended August 31, 2014 and 2013, respectively, as well as reviews of our interim financial statements, services provided in connection with our statutory and regulatory filings or engagements, and any other fees billed for services rendered by our auditors during these periods.

	Year Ended August 31, 2014 ($)	Year Ended August 31, 2013 ($)
Audit fees and audit-related fees	7,500	23,865
Tax fees	-	-
All other fees	-	2,500
Total	7,500	26,365

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

The following documents are filed as a part of this Report.

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

Dated: November 28, 2014	TROPIC INTERNATIONAL INC.

	By:	/s/ John Marmora
John Marmora
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John Marmora	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director	November 28, 2014
John Marmora

