Form 10-Q
period 2014-11-30
TROPIC INTERNATIONAL INC.
filed 2015-01-13
CIK 844538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

As of January 13, 2015, the registrant’s outstanding common stock consisted of 12,264,146 shares.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Tropic International Inc. (formerly Rockford Minerals Inc.)

A Development Stage Enterprise

Consolidated Financial Statements
For the Three Months Ended November 30, 2014

(Expressed in Canadian dollars)

(unaudited)

3

TROPIC INTERNATIONAL INC.

(FORMERLY ROCKFORD MINERALS, INC.)

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	November 30, 2014	August 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash	$11,830	$18,018
Amounts receivable	13,170	7,427
Inventory	146,803	148,297
Prepaid expenses	2,100	2,100
Total current assets	173,903	175,842
Equipment, net (Note 6)	67,783	72,566
Intangible assets, net (Note 7)	4,400,514	4,488,808
Total assets	$4,642,200	$4,737,216

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (Note 8)	$107,020	$77,893
Advances from shareholders (Notes 9 and 10)	370,959	311,038
Total current liabilities	477,979	388,931

Stockholders’ equity (Note 12):
Common stock	12,612	12,612
Additional paid-in capital	8,431,728	8,431,728
Deficit accumulated during the development stage	(4,280,119)	(4,096,055)
Total stockholders’ equity	4,164,221	4,348,285
Total liabilities and stockholders’ equity	$4,642,200	$4,737,216

Contingent liability (Note 15)

See accompanying notes to the consolidated financial statements.

TROPIC INTERNATIONAL INC.

(FORMERLY ROCKFORD MINERALS, INC.)

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	Cumulative Since	For the Three Months Ended November 30,
	Inception	2014	2013
Revenue:
Sales	$23,845	$—	$1,361
Flyer distribution	50,000	—	6,250
Total revenue	73,845	—	7,611

Production costs:
Amortization – patent	1,958,644	93,269	93,269
Consulting fees – production	194,350	7,800	7,800
Depreciation	91,848	3,340	4,174
Materials and supplies	107,164	2,626	3,893
Prototype components	9,486	—	—
Writedown of inventory	14,392	279	—
Total production costs	2,375,884	107,314	109,136
Gross loss	(2,302,039)	(107,314)	(101,525)

General and administration:
Bad debts	460	—	—
Consulting fees – management (Note 9)	1,002,722	46,375	46,400
Depreciation	24,544	1,443	1,444
Interest on advances from shareholders	5,959	2,421	—
Loss on foreign exchange	765	964	330
Marketing	295,802	2,227	4,730
Office and miscellaneous	202,661	5,347	4,887
Professional fees	326,062	11,588	38,275
Rent	44,300	3,300	3,300
Travel and entertainment	74,805	3,085	3,929
Total general and administration	1,978,080	76,750	103,295
Loss before income taxes	(4,280,119)	(184,064)	(204,820)
Income taxes	—	—	—
Net loss and comprehensive loss	$(4,280,119)	$(184,064)	$(204,820)

Net loss per share – basic and diluted (Note 4)		$(0.02)	$(0.02)

Weighted-average number of shares outstanding		12,264,146	12,264,146

See accompanying notes to the consolidated financial statements.

TROPIC INTERNATIONAL INC.

(FORMERLY ROCKFORD MINERALS, INC.)

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	Cumulative Since	For the Three Months Ended November 30,
	Inception	2014	2013
Cash Flows From Operating Activities
Net loss	$(4,280,119)	$(184,064)	$(204,820)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization – patent	1,958,644	93,269	93,269
Depreciation	116,392	4,783	5,618
Writeoff of inventory	14,392	279	—
Changes in assets and liabilities:
Amounts receivable	(13,060)	(5,743)	(12,364)
Inventory	(161,195)	1,215	2,067
Prepaid expenses	(2,100)	—	—
Accounts payable and accrued liabilities	74,532	29,127	27,893
Unearned revenue	—	—	(6,250)
Interest accrued on advances from shareholders	5,959	2,421	—
Shares issued for management services	16,297	—	—
Net cash used in operating activities	(2,270,258)	(58,713)	(94,587)

Cash Flows From Investing Activities
Purchases of equipment	(184,175)	—	—
Cash transferred upon reverse acquisition of RMI	1,774	—	—
Funds advanced to RMI, prior to reverse acquisition	(25,454)	—	—
Patent costs	(16,879)	(4,975)	(3,851)
Net cash used in investing activities	(224,734)	(4,975)	(3,851)

Cash Flows From Financing Activities
Advances from shareholders	365,000	57,500	—
Proceeds from issuance of common stock	2,141,822	—	—
Net cash provided by financing activities	2,506,822	57,500	—

Increase (decrease) in cash during the period	11,830	(6,188)	(98,438)
Cash, beginning of period	—	18,018	111,696
Cash, end of period	$11,830	$11,830	$13,258

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

TROPIC INTERNATIONAL INC.

(FORMERLY ROCKFORD MINERALS, INC.)

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	Common Stock		Additional paid-in	Deficit accumulated during the development	Total stockholders’
	Shares	Amount	capital	stage	equity
Balance at August 31, 2011	50,166,275	$7,474,701	$—	$(1,527,939)	$5,946,762
Shares issued for cash	6,350,248	457,500	—	—	457,500
Net loss	—	—	—	(960,111)	(960,111)
Balance at August 31, 2012	56,516,523	7,932,201	—	(2,488,050)	5,444,151
Shares issued for cash	10,890,100	552,000	—	—	552,000
Shares issued in exchange for management services	32,593,377	16,297	—	—	16,297
Recapitalization on reverse takeover (see Notes 2 and 12):	—	(8,487,886)	8,431,728	—	(56,158)
Elimination of issued share capital of TSI	(100,000,000)	—	—	—	—
Establishment of issued share capital of RMI	12,264,146	—	—	—	—
Net loss	—	—	—	(781,639)	(781,639)
Balance at August 31, 2013	*12,264,146	12,612	8,431,728	(3,269,689)	5,174,651
Net loss	—	—	—	(826,366)	(826,366)
Balance at August 31, 2014	12,264,146	12,612	8,431,728	(4,096,055)	4,348,285
Net loss	—	—	—	(184,064)	(184,064)
Balance at November 30, 2014	12,264,146	$12,612	$8,431,728	$(4,280,119)	$4,164,221

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

On December 6, 2013, the Company changed its name to Tropic International Inc. as a result of a merger with Tropic International Inc., a wholly-owned subsidiary incorporated solely to effect the name change. The accompanying consolidated financial statements include the results of operations of TSI and the Company for the three months ended November 30, 2014. The comparative amounts are the results of operations of the Company for the three months ended November 30, 2013.

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

As reflected in the accompanying consolidated financial statements, the Company is in the development stage, has a net loss of $4,280,119 (August 31, 2014 - $4,096,055) since inception and has used cash in operations of $2,270,258 from inception. The Company has a working capital deficiency of $304,076 (August 31, 2014 - working capital deficiency of $213,089) and stockholders’ equity of $4,164,221 (August 31, 2014 - $4,348,285). This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

3. Summary of Significant Accounting Policies (cont’d)

Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain significant accounting policies. There have been no material changes to the Company’s significant accounting policies that are disclosed in the consolidated financial statements and notes thereto during the period ended November 30, 2014.

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

As of November 30, 2014, there were no known indicators that the Patent was impaired.

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

Fair Value of Financial Instruments

Fair values of cash, accounts payable and accrued liabilities, and advances from shareholders approximate fair value because of the short-term nature of these items. Amounts receivable consists primarily of Harmonized Sales Tax (“HST”) receivable from the Government of Canada. HST is not a financial instrument.

Foreign Currency

The Company’s functional currency is the Canadian dollar. The accompanying consolidated financial statements are presented in Canadian dollars. Virtually all transactions of the Company are currently in Canadian dollars.

4. Loss Per Share

The following table sets forth the computation of loss per share:

	For the Three Months Ended November 30,
	2014	2013
Net loss per share:
Net loss	$(184,064)	$(204,820)
Weighted-average shares outstanding:
Common stock	12,264,146	12,264,146
Number of shares used in per share computations	12,264,146	12,264,146
Loss per share	$(0.02)	$(0.02)

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

The Company does not have assets and liabilities that are measured at fair value on a recurring basis.

6. Equipment, Net

Equipment, at cost, consisted of:

	November 30, 2014	August 31, 2014
Mould equipment	$155,300	$155,300
Website	28,875	28,875
Equipment at cost	184,175	184,175
Accumulated depreciation	(116,392)	(111,609)
Equipment, net	$67,783	$72,566

Depreciation was $4,783 and $5,618 for the three month periods ended November 30, 2014 and 2013, respectively.

7. Intangible Assets, Net

The following tables provide information regarding the Patent and patents pending:

	November 30, 2014
	Gross carrying amount	Accumulated amortization	Net carrying amount
United States Patent	$6,342,279	$1,958,644	$4,383,635
Patents pending	16,879	—	16,879
	$6,359,158	$1,958,644	$4,400,514

	August 31, 2014
	Gross carrying amount	Accumulated amortization	Net carrying amount
United States Patent	$6,342,279	$1,865,375	$4,476,904
Patents pending	11,904	—	11,904
	$6,354,183	$1,865,375	$4,488,808

Also see Note 1 Company Overview and Basis of Presentation.

TROPIC INTERNATIONAL INC.

(FORMERLY ROCKFORD MINERALS, INC.)

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

7. Intangible Assets, Net (cont’d)

As of November 30, 2014, amortization expense on intangible assets for the next five years was expected to be as follows:

Amount
Year ending:
2015	$279,806
2016	373,075
2017	373,075
2018	373,075
2019	373,075
Thereafter	2,611,529
Total	$4,383,635

8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of:

	November 30, 2014	August 31, 2014
Trade payables	$91,520	$67,893
Vendor accruals	15,500	10,000
Accounts payable and accrued liabilities	$107,020	$77,893

9. Related Party Transactions

The President of the Company advanced $7,500 to the Company during the three months ended November 30, 2014 (2013 - $nil) and $245,000 during the year ended August 31, 2014 (2013 - $nil). Advances payable to the President totaled $252,500 at November 30, 2014 (2013 - $nil) and $245,000 at August 31, 2014 (2013 - $nil). These advances are unsecured and bear interest at 3% per annum. Of this amount, $245,000 is due on demand and $7,500 has no repayment terms.

Interest expense of $1,886 was accrued on these advances during the three months ended November 30, 2014 (2013 - $nil) and $3,310 during the year ended August 31, 2014 (2013 - $nil). Accrued interest payable to the President totaled $5,196 at November 30, 2014 (2013 - $nil) and $3,310 at August 31, 2014 (2013 - $nil).

Consulting fees paid or accrued as payable to a company controlled by the President of the Company were $22,100 and $22,100 for the three month periods ended November 30, 2014 and 2013, respectively.

At November 30, 2014, the Company owed $258,736 (2013 - $nil) to its President, including the above advances and accrued interest and $1,040 for reimbursable expenses incurred on the Company’s behalf. At August 31, 2014, the Company owed $262,272 to its President, including the above advances and accrued interest and $13,962 for reimbursable expenses incurred on the Company’s behalf.

At November 30, 2014, the Company owed $11,900 (2013 - $nil) in consulting fees to a company controlled by the President of the Company.

TROPIC INTERNATIONAL INC.

(FORMERLY ROCKFORD MINERALS, INC.)

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

9. Related Party Transactions (cont’d)

All transactions with related parties occurred in the normal course of business and were measured at the exchange amount, which was the amount of consideration agreed upon between management and the related parties.

10. Advances from Shareholders

Shareholders of the Company advanced $50,000 to the Company during the three months ended November 30, 2014 (2013 - $nil) and $62,500 during the year ended August 31, 2014 (2013 - $nil). Advances payable to shareholders totaled $112,500 at November 30, 2014 (2013 - $nil) and $62,500 at August 31, 2014 (2013 - $nil). These advances are unsecured and bear interest at 3% per annum. Of this amount, $12,500 is due on demand and $50,000 has no repayment terms.

Interest expense of $535 was accrued on these advances during the three months ended November 30, 2014 (2013 - $nil) and $228 during the year ended August 31, 2014 (2013 - $nil). Accrued interest payable to shareholders totaled $763 at November 30, 2014 (2013 - $nil) and $228 at August 31, 2014 (2013 - $nil).

Also see Note 16.

11. Commitments

On January 8, 2014, the Company renewed its premises lease dated November 11, 2011 for one additional year from February 1, 2014 to January 31, 2015 for a rental of $13,200 per year plus HST.

12. Stockholders’ Equity

The Company is authorized to issue 300,000,000 shares of common stock at a par value of $0.001 (2013 – 300,000,000 shares of common stock at a par value of $0.001).

At November 30, 2014 and August 31, 2014, the Company had 12,264,146 shares of common stock legally issued and outstanding.

On June 28, 2013, pursuant to the Exchange Agreement, RMI acquired 78,030,877 common shares of TSI in exchange for the issuance of 78,030,877 preferred shares of Subco to the Selling Shareholders on a one-for-one basis. As a result of the Exchange Agreement, TSI became the Company’s majority-owned subsidiary. Each preferred share of Subco is exchangeable into one share of the Company’s common stock at the option of the holder subject to certain restrictions. As at November 30, 2014 and August 31, 2013, none of the preferred shares had been exchanged. Accordingly, the number of shares of the Company’s common stock outstanding at August 31, 2013 is equal to the number of shares outstanding immediately prior to the consummation of the Exchange Agreement.

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

TROPIC INTERNATIONAL INC.

(FORMERLY ROCKFORD MINERALS, INC.)

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

12. Stockholders’ Equity (cont’d)

Common Stock Issuances

During the three months ended November 30, 2014 and the year ended August 31, 2014, the Company issued no shares.

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

15. Contingent Liability

Pursuant to the Exchange Agreement, the Company may be required to acquire up to 21,969,123 common shares of TSI, being those TSI shares still outstanding, in exchange for 21,969,123 preferred shares of Subco on a one-for-one basis. Such preferred shares would then be exchangeable on the same basis as the approximately 78 million Subco preferred shares currently outstanding (see Notes 2 and 12).

16. Subsequent Events

In January 2015, two shareholders of the Company advanced $45,000 to the Company. These advances are unsecured, bear interest at 3% per annum, and have no repayment terms.

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

This Report includes our interim unaudited consolidated financial statements as at and for the three months ended November 30, 2014. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All financial information in this Report is presented in Canadian dollars, unless otherwise indicated, and should be read in conjunction with our interim unaudited consolidated financial statements and the notes thereto included in this Report.

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

Overview

We are a development stage company in the business of developing and commercializing an innovative home mist tanning system. Our goal is to market a unique system for convenient home use that delivers a full-body application and eliminates the harmful health effects associated with traditional tanning beds. To date, we have finalized the design of our product, applied for and acquired a United States Patent for it entitled “Apparatus for Spray Application of a Sunless Tanning Product” (the “Patent”) and an Australian patent entitled “Automated mist tanning apparatus” and have patents pending which are in the process of being completed for Canada, China and the European Union. We have also prepared our product for market and completed two phases of test marketing initiatives, and we are currently preparing to launch a comprehensive three-phase marketing strategy.

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

We have generated $73,845 in revenue since our inception. Our website is www.tropicspatan.com.

Results of Operations

Revenue

During the three months ended November 30, 2014, we did not generate any revenue, whereas during the three months ended November 30, 2013, we generated $7,611 in revenue, including $1,361 in sales revenue and $6,250 in revenue from flyer distribution. The revenue we generated from sales during the prior period was due to sales of our home mist tanning units, whereas the revenue we generated from flyer distribution was attributable to an arrangement pursuant to which we agreed to insert a brochure advertising a fitness company’s locations in Canada and related information into every home mist tanning unit package we ship in Canada for a period of two years beginning on March 1, 2012.

From our inception on September 17, 2007 to November 30, 2014, we generated $73,845 in revenue, including $23,845 in sales revenue and $50,000 in revenue from flyer distribution.

Production Costs

During the three months ended November 30, 2014, we incurred production costs of $107,314, which resulted in a gross loss of the same amount. During the three months ended November 30, 2013, we incurred production costs of $109,136, which, when subtracted from the revenue we generated during that period, resulted in a gross loss of $101,525. Our production costs during both periods were consistent and were attributable to a combination of Patent amortization ($93,269 in each of the current period and the prior period), production-related consulting fees ($7,800 in each period), depreciation ($3,340 in the current period vs. $4,174 in the prior period) and materials and supplies ($2,626 in the current period vs. $3,893 in the prior period). In addition, we incurred a $279 writedown of inventory during the three months ended November 30, 2014.

From our inception on September 17, 2007 to November 30, 2014, we incurred production costs of $2,375,884, including $1,958,644 in Patent amortization, $194,350 in production-related consulting fees, $91,848 in depreciation, $107,164 in materials and supplies, $9,486 in prototype component costs and $14,392 in inventory writedowns.

Expenses

During the three months ended November 30, 2014, we incurred $76,750 in total expenses, compared to $103,295 during the three months ended November 30, 2013. All the expenses we incurred during both periods were general and administrative in nature.

Our expenses during the three months ended November 30, 2014 consisted of $46,375 in management-related consulting fees, $11,588 in professional fees, $5,347 in office and miscellaneous expenses, $3,300 in rent, $3,085 in travel and entertainment expenses, $2,421 in interest on advances from shareholders, $2,227 in marketing expenses, $1,443 in depreciation, and $964 in foreign exchange loss. During the same period in the prior year, our expenses included $46,400 in management-related consulting fees, $38,275 in professional fees, $4,887 in office and miscellaneous expenses, $3,300 in rent, $3,929 in travel and entertainment expenses, $4,730 in marketing expenses, $1,444 in depreciation and $330 in foreign exchange loss. Apart from the $26,687 decrease in our professional fees and the $2,421 increase in interest on advances to shareholders between the two periods, our expenses were relatively consistent.

From our inception on September 17, 2007 to November 30, 2014, we incurred $1,978,080 in total expenses, all of which were also general and administrative in nature. These consisted of $1,002,722 in management-related consulting fees, $326,062 in professional fees, $295,802 in marketing expenses, $202,661 in office and miscellaneous expenses, $74,805 in travel and entertainment expenses, $44,300 in rent, $24,544 in depreciation, $5,959 in interest on advances from shareholders, $765 in foreign exchange loss and $640 in bad debt expenses.

Net Loss

During the three months ended November 30, 2014, we incurred a net loss and comprehensive loss of $184,064 and a net loss per share of $0.02. During the same period in the prior year, we experienced a net loss and comprehensive loss of $204,820 and a net loss per share of $0.02. Since our inception, we have incurred a net loss and comprehensive loss of $4,280,119.

Liquidity and Capital Resources

As of November 30, 2014, we had $11,830 in cash, $173,903 in total current assets, $4,642,200 in total assets, $477,979 in total and current liabilities and a working capital deficiency of $304,076. As of that date, we also had an accumulated deficit of $4,280,119.

During the three months ended November 30, 2014, we spent $58,713 in cash on operating activities, compared to $94,587 in cash spending on operating activities during the same period in the prior year. The 38% decrease in our cash spending on operating activities between the two periods was primarily attributable to the decrease in our net loss as described above as well as certain changes in our assets and liabilities, and in particular our amounts receivable.

We spent $4,975 in cash on investing activities during the three months ended November 30, 2014, compared to cash spending of $3,851 on investing activities during the same period in the prior year. In each case, all of our spending was associated with patent costs.

During the three months ended November 30, 2014, we received $57,500 in cash from financing activities, all of which was in the form of advances from shareholders. We did not receive any cash from financing activities during the same period in the prior year.

During the three months ended November 30, 2014, our cash decreased by $6,188 due to a combination of our operating, investing and financing activities.

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

We intend to allocate the bulk of our proposed marketing expenses to producing and airing a new infomercial, and we expect interest in our home mist tanning system to increase as a result. Such an increase will likely be accompanied by an increase in sales, which will require us to manufacture additional units and incur substantial production costs. The other expenses we anticipate occurring over the next 12 months are reasonably consistent with those from prior periods.

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

As of November 30, 2014, there were no know indicators that the Patent was impaired.

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

Going Concern

Our financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. As at November 30, 2014, we had a working capital deficiency of $304,076 and an accumulated deficit of $4,280,119. Our continuation as a going concern is dependent upon the continued financial support from our stockholders, our ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the period ended November 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: January 13, 2015	TROPIC INTERNATIONAL INC.

	By:	/s/ John Marmora
John Marmora
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

