Form 10-Q
period 2015-02-28
TROPIC INTERNATIONAL INC.
filed 2015-04-14
CIK 844538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

or

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

As of April 14, 2015, the registrant’s outstanding common stock consisted of 12,264,146 shares.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Tropic International Inc.

A Development Stage Enterprise

Consolidated Financial Statements

For the Six Months Ended February 28, 2015

(Expressed in Canadian dollars)

(unaudited)

3

TROPIC INTERNATIONAL INC.

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	February 28, 2015	August 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash	$24,344	$18,018
Amounts receivable	16,143	7,427
Inventory	144,821	148,297
Prepaid expenses	3,300	2,100
Total current assets	188,608	175,842
Equipment, net (Note 6)	63,000	72,566
Intangible assets, net (Note 7)	4,308,308	4,488,808
Total assets	$4,559,916	$4,737,216

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (Note 8)	$166,985	$77,893
Advances from shareholders (Notes 9 and 10)	418,974	311,038
Total current liabilities	585,959	388,931

Stockholders’ equity (Note 12):
Common stock	12,612	12,612
Additional paid-in capital	8,431,728	8,431,728
Deficit accumulated during the development stage	(4,470,383)	(4,096,055)
Total stockholders’ equity	3,973,957	4,348,285
Total liabilities and stockholders’ equity	$4,559,916	$4,737,216

Contingent liability (Note 15)

See accompanying notes to the consolidated financial statements.

TROPIC INTERNATIONAL INC.

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	Cumulative	For the Six Months Ended
	Since	February 28,
	Inception	2015	2014

Revenue:
Sales	$24,290	$445	$1,673
Flyer distribution	50,000	—	12,500
Total revenue	74,290	445	14,173

Production costs:
Amortization – patent	2,051,913	186,538	186,538
Consulting fees – production	202,150	15,600	15,600
Depreciation	95,187	6,679	8,349
Materials and supplies	109,167	4,629	5,605
Prototype components	9,486	—	—
Writedown of inventory	14,427	314	—
Total production costs	2,482,330	213,760	216,092
Gross loss	(2,408,040)	(213,315)	(201,919)

General and administration:
Bad debts	460	—	—
Consulting fees – management (Note 9)	1,048,872	92,525	92,550
Depreciation	25,988	2,887	2,888
Interest on advances from shareholders (Notes 9 and 10)	8,974	5,436	—
Loss on foreign exchange	3,385	3,584	1,578
Marketing	301,083	7,508	8,917
Office and miscellaneous	209,208	11,894	14,931
Professional fees	339,855	25,381	55,882
Rent	47,600	6,600	6,600
Travel and entertainment	76,918	5,198	9,598
Total general and administration	2,062,343	161,013	192,944
Loss before income taxes	(4,470,383)	(374,328)	(394,863)
Income taxes	—	—	—
Net loss and comprehensive loss	$(4,470,383)	$(374,328)	$(394,863)

Net loss per share – basic and diluted (Note 4)		$(0.03)	$(0.03)

Weighted-average number of shares outstanding		12,264,146	12,264,146

See accompanying notes to the consolidated financial statements.

TROPIC INTERNATIONAL INC.

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	Cumulative	For the Six Months Ended
	Since	February 28,
	Inception	2015	2014

Cash Flows From Operating Activities
Net loss	$(4,470,383)	$(374,328)	$(394,863)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization – patent	2,051,913	186,538	186,538
Depreciation	121,175	9,566	11,237
Writedown of inventory	14,427	314	—
Changes in assets and liabilities:
Amounts receivable	(16,033)	(8,716)	(416)
Inventory	(159,248)	3,162	3,264
Prepaid expenses	(3,300)	(1,200)	—
Accounts payable and accrued liabilities	134,497	89,092	28,349
Unearned revenue	—	—	(12,500)
Interest accrued on advances from shareholders	8,974	5,436	—
Shares issued for management services	16,297	—	—
Net cash used in operating activities	(2,301,681)	(90,136)	(178,391)

Cash Flows From Investing Activities
Purchases of equipment	(184,175)	—	—
Cash transferred upon reverse acquisition of RMI	1,774	—	—
Funds advanced to RMI, prior to reverse acquisition	(25,454)	—	—
Patent costs	(17,942)	(6,038)	(3,851)
Net cash used in investing activities	(225,797)	(6,038)	(3,851)

Cash Flows From Financing Activities
Advances from shareholders	410,000	102,500	90,000
Proceeds from issuance of common stock	2,141,822	—	—
Net cash provided by financing activities	2,551,822	102,500	90,000

Increase (decrease) in cash during the period	24,344	6,326	(92,242)
Cash, beginning of period	—	18,018	111,696
Cash, end of period	$24,344	$24,344	$19,454

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

TROPIC INTERNATIONAL INC.

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

				Deficit
				accumulated
			Additional	during the	Total
	Common Stock		paid-in	development	stockholders’
	Shares	Amount	capital	stage	equity
Balance at August 31, 2011	50,166,275	$7,474,701	$—	$(1,527,939)	$5,946,762
Shares issued for cash	6,350,248	457,500	—	—	457,500
Net loss	—	—	—	(960,111)	(960,111)
Balance at August 31, 2012	56,516,523	7,932,201	—	(2,488,050)	5,444,151
Shares issued for cash	10,890,100	552,000	—	—	552,000
Shares issued in exchange for management services	32,593,377	16,297	—	—	16,297
Recapitalization on reverse takeover (see Notes 2 and 12):	—	(8,487,886)	8,431,728	—	(56,158)
Elimination of issued share capital of TSI	(100,000,000)	—	—	—	—
Establishment of issued share capital of RMI	12,264,146	—	—	—	—
Net loss	—	—	—	(781,639)	(781,639)
Balance at August 31, 2013	*12,264,146	12,612	8,431,728	(3,269,689)	5,174,651
Net loss	—	—	—	(826,366)	(826,366)
Balance at August 31, 2014	12,264,146	12,612	8,431,728	(4,096,055)	4,348,285
Net loss	—	—	—	(374,328)	(374,328)
Balance at February 28, 2015	12,264,146	$12,612	$8,431,728	$(4,470,383)	$3,973,957

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

On December 6, 2013, the Company changed its name to Tropic International Inc. as a result of a merger with Tropic International Inc., a wholly-owned subsidiary incorporated solely to effect the name change. The accompanying consolidated financial statements include the results of operations of TSI and the Company for the six months ended February 28, 2015. The comparative amounts are the results of operations of the Company for the six months ended February 28, 2014.

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

As reflected in the accompanying consolidated financial statements, the Company is in the development stage, has a net loss of $4,470,383 (August 31, 2014 - $4,096,055) since inception and has used cash in operations of $2,301,681 from inception. The Company has a working capital deficiency of $397,351 (August 31, 2014 - working capital deficiency of $213,089) and stockholders’ equity of $3,973,957 (August 31, 2014 - $4,348,285). This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

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

On February 17, 2015, the Company, Subco, TSI and the Selling Shareholders entered into an amendment to the Exchange Agreement in order to correct a few administrative errors in the Exchange Agreement and provide for the post-closing execution of the Exchange Agreement by those shareholders of Tropic Spa who were not original signatories thereto. Also on February 17, 2015, the Selling Shareholders approved certain changes to the rights, privileges, restrictions and conditions attached to the preferred shares of Subco by consent in writing. Of these, the only material change was the deletion of the “June 30, 2015” date in section 5(b) and its replacement with “June 30, 2017”.

3. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of the Company, TSI, Subco and 1896431 Ontario Inc., the Company’s wholly-owned subsidiary. All significant inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, the Company evaluates its estimates, including those related to equipment, fair values of intangible assets, and useful lives of intangible assets and the likelihood of realization of its deferred tax assets. The Company bases its estimates on assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

TROPIC INTERNATIONAL INC.

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

Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain significant accounting policies. There have been no material changes to the Company’s significant accounting policies that are disclosed in the consolidated financial statements and notes thereto during the period ended February 28, 2015.

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

TROPIC INTERNATIONAL INC.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

3. Summary of Significant Accounting Policies (cont’d)

As of February 28, 2015, there were no known indicators that the Patent was impaired.

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

Foreign Currency

The functional currency of the Company and its subsidiaries is the Canadian dollar. The accompanying consolidated financial statements are presented in Canadian dollars.

Foreign currency transactions are translated into functional currency using the exchange rates prevailing at the date of the transaction. Foreign currency monetary items are translated at the period-end exchange rate. Non-monetary items measured at historical cost continue to be carried at the exchange rate at the date of the transaction. Exchange differences arising on the translation of monetary items or on settlement of monetary items are recognized in the loss in the period in which they arise.

4. Loss Per Share

The following table sets forth the computation of loss per share:

	For the Six Months Ended February 28,
	2015	2014
Net loss per share:
Net loss	$(374,328)	$(394,863)
Weighted-average shares outstanding:
Common stock	12,264,146	12,264,146
Number of shares used in per share computations	12,264,146	12,264,146
Loss per share	$(0.03)	$(0.03)

TROPIC INTERNATIONAL INC.

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

The Company does not have assets and liabilities that are measured at fair value on a recurring basis.

6. Equipment, Net

Equipment, at cost, consisted of:

	February 28, 2015	August 31, 2014
Mould equipment	$155,300	$155,300
Website	28,875	28,875
Equipment at cost	184,175	184,175
Accumulated depreciation	(121,175)	(111,609)
Equipment, net	$63,000	$72,566

Depreciation was $9,566 and $11,237 for the six month periods ended February 28, 2015 and 2014, respectively.

TROPIC INTERNATIONAL INC.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

7. Intangible Assets, Net

The following tables provide information regarding the Patent and patents pending:

	February 28, 2015
	Gross carrying amount	Accumulated amortization	Net carrying amount
United States Patent	$6,342,279	$2,051,913	$4,290,366
Patents pending	17,942	—	17,942
	$6,360,221	$2,051,913	$4,308,308

	August 31, 2014
	Gross carrying amount	Accumulated amortization	Net carrying amount
United States Patent	$6,342,279	$1,865,375	$4,476,904
Patents pending	11,904	—	11,904
	$6,354,183	$1,865,375	$4,488,808

Also see Note 1 Company Overview and Basis of Presentation.

As of February 28, 2015, amortization expense on intangible assets for the next five years was expected to be as follows:

Amount
Year ending:
2015	$186,537
2016	373,075
2017	373,075
2018	373,075
2019	373,075
Thereafter	2,611,529
Total	$4,290,366

8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of:

	February 28, 2015	August 31, 2014
Trade payables	$145,985	$67,893
Vendor accruals	21,000	10,000
Accounts payable and accrued liabilities	$166,985	$77,893

TROPIC INTERNATIONAL INC.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

9. Related Party Transactions

The President of the Company advanced $7,500 to the Company during the six months ended February 28, 2015 (2014 - $90,000) and $245,000 during the year ended August 31, 2014 (2013 - $nil). Advances payable to the President totaled $252,500 at February 28, 2015 (2014 - $90,000) and $245,000 at August 31, 2014 (2013 - $nil). These advances are unsecured and bear interest at 3% per annum. Of this amount, $245,000 is due on demand and $7,500 has no repayment terms.

Interest expense of $3,698 was accrued on these advances during the six months ended February 28, 2015 (2014 - $nil) and $3,310 during the year ended August 31, 2014 (2013 - $nil). Accrued interest payable to the President totaled $7,008 at February 28, 2015 (2014 - $nil) and $3,310 at August 31, 2014 (2013 - $nil).

Consulting fees paid or accrued as payable to a company controlled by the President of the Company were $44,200 and $44,200 for the six-month periods ended February 28, 2015 and 2014, respectively.

At February 28, 2015, the Company owed $264,803 (2014 - $nil) to its President, including the above advances and accrued interest and $5,295 for reimbursable expenses incurred on the Company’s behalf. At August 31, 2014, the Company owed $262,272 to its President, including the above advances and accrued interest and $13,962 for reimbursable expenses incurred on the Company’s behalf.

At February 28, 2015, the Company owed $34,000 (2014 - $nil) in consulting fees to a company controlled by the President of the Company. At August 31, 2014, the Company owed $nil (2013 - $nil) in consulting fees to this company.

All transactions with related parties occurred in the normal course of business and were measured at the exchange amount, which was the amount of consideration agreed upon between management and the related parties.

10. Advances from Shareholders

Shareholders of the Company advanced $95,000 to the Company during the six months ended February 28, 2015 (2014 - $nil) and $62,500 during the year ended August 31, 2014 (2013 - $nil). Advances payable to shareholders totaled $157,500 at February 28, 2015 (2014 - $nil) and $62,500 at August 31, 2014 (2013 - $nil). These advances are unsecured and bear interest at 3% per annum. Of this amount, $12,500 is due on demand and $145,000 has no repayment terms.

Interest expense of $1,738 was accrued on these advances during the six months ended February 28, 2015 (2014 - $nil) and $228 during the year ended August 31, 2014 (2013 - $nil). Accrued interest payable to shareholders totaled $1,966 at February 28, 2015 (2014 - $nil) and $228 at August 31, 2014 (2013 - $nil).

11. Commitments

On January 26, 2015, the Company renewed its premises lease dated November 11, 2011 for one additional year from February 1, 2015 to January 31, 2016 for a rental of $13,200 per year plus HST.

TROPIC INTERNATIONAL INC.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

12. Stockholders' Equity

The Company is authorized to issue 300,000,000 shares of common stock at a par value of $0.001.

At February 28, 2015 and August 31, 2014, the Company had 12,264,146 shares of common stock legally issued and outstanding.

On June 28, 2013, pursuant to the Exchange Agreement, RMI acquired 78,030,877 common shares of TSI in exchange for the issuance of 78,030,877 preferred shares of Subco to the Selling Shareholders on a one-for-one basis. As a result of the Exchange Agreement, TSI became the Company’s majority-owned subsidiary. Each preferred share of Subco is exchangeable into one share of the Company’s common stock at the option of the holder subject to certain restrictions. As at February 28, 2015 and August 31, 2014, none of the preferred shares had been exchanged. Accordingly, the number of shares of the Company’s common stock outstanding at February 28, 2015 is equal to the number of shares outstanding immediately prior to the consummation of the Exchange Agreement.

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

Common Stock Issuances

During the six months ended February 28, 2015 and the year ended August 31, 2014, the Company issued no shares.

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

14. Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company is currently assessing the impact the adoption of ASU 2014-15 will have on its financial statements and related disclosures.

TROPIC INTERNATIONAL INC.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

14. Accounting Pronouncements (cont’d)

 In June 2014, the FASB issued ASU No. 2014-10, which amended Accounting Standards Codification (ASC) Topic 915 Development Stage Entities. The amendment eliminates certain financial reporting requirements surrounding development stage entities, including an amendment to the variable interest entities guidance in ASC Topic 810, Consolidation. The amendment removes the definition of a development stage entity from the ASC, thereby removing the financial reporting distinction between development stage entities and other entities from U.S. GAAP. Consequently, the amendment eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose the first year in which the entity is no longer a development stage entity. This amendment is effective for fiscal years beginning after December 15, 2014, and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued. The Company is currently assessing the impact the adoption of ASU 2014-10 will have on its financial statements and related disclosures.

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

This Report includes our interim unaudited consolidated financial statements as at and for the six months ended February 28, 2015. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All financial information in this Report is presented in Canadian dollars, unless otherwise indicated, and should be read in conjunction with our interim unaudited consolidated financial statements and the notes thereto included in this Report.

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

We have generated $74,920 in revenue since our inception. Our website is www.tropicspatan.com.

Results of Operations

Revenue

During the six months ended February 28, 2015, we generated $445 in revenue, all of which was in the form of sales revenue. During the six months ended February 28, 2014, we generated $14,173 in revenue, including $1,673 in sales revenue and $12,500 in revenue from flyer distribution. The revenue we generated from sales during both periods was due to sales of our home mist tanning units, whereas the revenue we generated from flyer distribution was attributable to an arrangement pursuant to which we agreed to insert a brochure advertising a fitness company’s locations in Canada and related information into every home mist tanning unit package we ship in Canada for a period of two years beginning on March 1, 2012.

From our inception on September 17, 2007 to February 28, 2015, we generated $74,290 in revenue, including $24,290 in sales revenue and $50,000 in revenue from flyer distribution.

Production Costs

During the six months ended February 28, 2015, we incurred production costs of $213,760 which, when subtracted from the revenue we generated during that period, resulted in a gross loss of $213,315. During the six months ended February 28, 2014, we incurred production costs of $216,092 and a gross loss of $210,919. Our production costs during both periods were consistent and were attributable to a combination of Patent amortization ($186,538 in each of the current period and the prior period), production-related consulting fees ($15,600 in each period), depreciation ($6,679 in the current period vs. $8,349 in the prior period) and materials and supplies ($4,629 in the current period vs. $5,605 in the prior period). In addition, we incurred a $314 writedown of inventory during the six months ended February 28, 2015.

From our inception on September 17, 2007 to February 28, 2015, we incurred production costs of $2,482,330, including $2,051,913 in Patent amortization, $202,150 in production-related consulting fees, $95,187 in depreciation, $109,167 in materials and supplies, $9,486 in prototype component costs and $14,427 in inventory writedowns.

Expenses

During the six months ended February 28, 2015, we incurred $161,013 in total expenses, compared to $192,944 during the six months ended February 28, 2014. All the expenses we incurred during both periods were general and administrative in nature.

Our expenses during the six months ended February 28, 2015 consisted of $92,525 in management-related consulting fees, $25,381 in professional fees, $11,894 in office and miscellaneous expenses, $6,600 in rent, $5,198 in travel and entertainment expenses, $5,436 in interest on advances from shareholders, $7,508 in marketing expenses, $2,887 in depreciation, and $3,584 in foreign exchange loss. During the same period in the prior year, our expenses included $92,550 in management-related consulting fees, $55,882 in professional fees, $14,931 in office and miscellaneous expenses, $9,598 in travel and entertainment expenses, $8,917 in marketing expenses, $6,600 in rent, $2,888 in depreciation and $1,578 in foreign exchange loss. Apart from the $30,501 decrease in our professional fees, the $4,400 decrease in our travel and entertainment expenses and the $5,436 increase in interest on advances to shareholders between the two periods, our expenses were relatively consistent.

From our inception on September 17, 2007 to February 28, 2015, we incurred $2,062,343 in total expenses, all of which were also general and administrative in nature. These consisted of $1,048,872 in management-related consulting fees, $339,855 in professional fees, $301,083 in marketing expenses, $209,208 in office and miscellaneous expenses, $76,918 in travel and entertainment expenses, $47,600 in rent, $25,988 in depreciation, $8,974 in interest on advances from shareholders, $3,385 in foreign exchange loss and $460 in bad debt expenses.

Net Loss

During the six months ended February 28, 2015, we incurred a net loss and comprehensive loss of $374,328 and a net loss per share of $0.03. During the same period in the prior year, we experienced a net loss and comprehensive loss of $394,863 and a net loss per share of $0.03. Since our inception, we have incurred a net loss and comprehensive loss of $4,470,383.

Liquidity and Capital Resources

As of February 28, 2015, we had $24,344 in cash, $188,608 in total current assets, $4,559,916 in total assets, $585,959 in total and current liabilities and a working capital deficiency of $397,351. As of that date, we also had an accumulated deficit of $4,470,383.

During the six months ended February 28, 2015, we spent $90,136 in cash on operating activities, compared to $178,391 in cash spending on operating activities during the same period in the prior year. The 50% decrease in our cash spending on operating activities between the two periods was primarily attributable to the decrease in our net loss as described above as well as certain changes in our assets and liabilities, and in particular our accounts payable and accrued liabilities.

We spent $6,038 in cash on investing activities during the six months ended February 28, 2015, compared to cash spending of $3,851 on investing activities during the same period in the prior year. In each case, all of our spending was associated with patent costs.

During the six months ended February 28, 2015, we received $102,500 in cash from financing activities, all of which was in the form of advances from shareholders. We did not receive any cash from financing activities during the same period in the prior year.

During the six months ended February 28, 2015, our cash increased by $6,326 due to a combination of our operating, investing and financing activities.

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

As of February 28, 2015, there were no know indicators that the Patent was impaired.

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

Going Concern

Our financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. As at February 28, 2015, we had a working capital deficiency of $397,351 and an accumulated deficit of $4,470,383. Our continuation as a going concern is dependent upon the continued financial support from our stockholders, our ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the period ended February 28, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are filed as a part of this Report:

Exhibit Number	Exhibit Description

3(i).1	Articles of Incorporation filed with the Nevada Secretary of State on October 29, 2007 (1)

3(i).2	Certificate of Amendment filed with the Nevada Secretary of State on August 24, 2010 (1)

3(i).3	Certificate of Amendment filed with the Nevada Secretary of State on April 17, 2013 (2)

3(i).4	Articles of Merger filed with the Nevada Secretary of State on December 6, 2013 (3)

3(ii).1	By-Laws (1)

10.1	Share Exchange Agreement dated June 28, 2013 with 1896432 Ontario Inc., Tropic Spa Inc. and the shareholders of Tropic Spa Inc. (4)

10.2	Amendment to Share Exchange Agreement dated February 17, 2015 with 1896432 Ontario Inc., Tropic Spa Inc. and the shareholders of Tropic Spa Inc. (5)

21	1896431 Ontario Inc. (Ontario, Canada), 1896432 Ontario Inc. (Ontario, Canada), Tropic Spa Inc. (Ontario, Canada)

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

(1)	Incorporated by reference from our registration statement on Form 10, filed with the SEC on October 15, 2010.

(2)	Incorporated by reference from our quarterly report on Form 10-Q, filed with the SEC on June 20, 2013.

(3)	Incorporated by reference from our annual report on Form 10-K, filed with the SEC on December 9, 2013.

(4)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on July 3, 2013.

(5)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on February 19, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 14, 2015	TROPIC INTERNATIONAL INC.

	By:	/s/ John Marmora
John Marmora
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

