Form 10-Q
period 2015-05-31
TROPIC INTERNATIONAL INC.
filed 2015-07-13
CIK 844538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

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

As of July 13, 2015, the registrant’s outstanding common stock consisted of 12,264,146 shares.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Tropic International Inc.

A Development Stage Enterprise

Consolidated Financial Statements

For the Nine Months Ended May 31, 2015

(Expressed in Canadian dollars)

(unaudited)

3

TROPIC INTERNATIONAL INC.

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	May 31, 2015	August 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash	$10,749	$18,018
Amounts receivable	21,440	7,427
Inventory	138,200	148,297
Prepaid expenses	3,300	2,100
Total current assets	173,689	175,842
Equipment, net (Note 6)	58,216	72,566
Intangible assets, net (Note 7)	4,215,039	4,488,808
Total assets	$4,446,944	$4,737,216

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (Note 8)	$226,701	$77,893
Advances from shareholders (Notes 9 and 10)	422,075	311,038
Total current liabilities	648,776	388,931

Stockholders’ equity (Note 12):
Common stock	12,612	12,612
Stock subscribed	15,000	—
Additional paid-in capital	8,431,728	8,431,728
Deficit accumulated during the development stage	(4,661,172)	(4,096,055)
Total stockholders’ equity	3,798,168	4,348,285
Total liabilities and stockholders’ equity	$4,446,944	$4,737,216

Contingent liability (Note 15)

See accompanying notes to the consolidated financial statements.

TROPIC INTERNATIONAL INC.

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	Cumulative Since	For the Nine Months Ended May 31,
	Inception	2015	2014
Revenue:
Sales	$27,471	$3,626	$2,792
Flyer distribution	50,000	—	12,500
Total revenue	77,471	3,626	15,292

Production costs:
Amortization – patent	2,145,181	279,806	279,806
Consulting fees – production	209,950	23,400	22,800
Depreciation	98,527	10,019	12,524
Materials and supplies	116,920	12,382	7,966
Prototype components	9,486	—	—
Writedown of inventory	14,642	529	—
Total production costs	2,594,706	326,136	323,096
Gross loss	(2,517,235)	(322,510)	(307,804)

General and administration:
Bad debts	460	—	—
Consulting fees – management (Note 9)	1,095,161	138,814	139,300
Depreciation	27,432	4,331	4,331
Interest on advances from shareholders (Notes 9 and 10)	12,075	8,537	—
Loss on foreign exchange	3,924	4,123	(307)
Marketing	305,992	12,417	12,900
Office and miscellaneous	215,309	17,995	22,128
Professional fees	353,615	39,141	94,404
Rent	50,900	9,900	9,900
Travel and entertainment	79,069	7,349	15,954
Total general and administration	2,143,937	242,607	298,610
Loss before income taxes	(4,661,172)	(565,117)	(606,414)
Income taxes	—	—	—
Net loss and comprehensive loss	$(4,661,172)	$(565,117)	$(606,414)

Net loss per share – basic and diluted (Note 4)		$(0.05)	$(0.05)

Weighted-average number of shares outstanding		12,264,146	12,264,146

See accompanying notes to the consolidated financial statements.

TROPIC INTERNATIONAL INC.

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	Cumulative Since	For the Nine Months Ended May 31,
	Inception	2015	2014
Cash Flows From Operating Activities
Net loss	$(4,661,172)	$(565,117)	$(606,414)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization – patent	2,145,181	279,806	279,806
Depreciation	125,959	14,350	16,855
Writedown of inventory	14,642	529	—
Changes in assets and liabilities:
Amounts receivable	(21,330)	(14,013)	2,921
Inventory	(152,842)	9,568	5,254
Prepaid expenses	(3,300)	(1,200)	—
Accounts payable and accrued liabilities	194,213	148,808	21,028
Unearned revenue	—	—	(12,500)
Interest accrued on advances from shareholders	12,075	8,537	—
Shares issued for management services	16,297	—	—
Net cash used in operating activities	(2,330,277)	(118,732)	(293,050)

Cash Flows From Investing Activities
Purchases of equipment	(184,175)	—	—
Cash transferred upon reverse acquisition of RMI	1,774	—	—
Funds advanced to RMI, prior to reverse acquisition	(25,454)	—	—
Patent costs	(17,941)	(6,037)	(5,051)
Net cash used in investing activities	(225,796)	(6,037)	(5,051)

Cash Flows From Financing Activities
Advances from shareholders	410,000	102,500	190,000
Stock subscriptions received	15,000	15,000	—
Proceeds from issuance of common stock	2,141,822	—	—
Net cash provided by financing activities	2,566,822	117,500	190,000

Increase (decrease) in cash during the period	10,749	(7,269)	(108,101)
Cash, beginning of period	—	18,018	111,696
Cash, end of period	$10,749	$10,749	$3,595

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

TROPIC INTERNATIONAL INC.

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	Common Stock		Shares	Additional paid-in	Deficit accumulated during the development	Total stockholders’
	* Shares	Amount	subscribed	capital	stage	equity
Balance at August 31, 2011	50,166,275	$7,474,701	$—	$—	$(1,527,939)	$5,946,762
Shares issued for cash	6,350,248	457,500	—	—	—	457,500
Net loss	—	—	—	—	(960,111)	(960,111)
Balance at August 31, 2012	56,516,523	7,932,201	—	—	(2,488,050)	5,444,151
Shares issued for cash	10,890,100	552,000	—	—	—	552,000
Shares issued in exchange for management services	32,593,377	16,297	—	—	—	16,297
Recapitalization on reverse takeover (see Notes 2 and 12):	—	(8,487,886)	—	8,431,728	—	(56,158)
Elimination of issued share capital of TSI	(100,000,000)	—	—	—	—	—
Establishment of issued share capital of RMI	12,264,146	—	—	—	—	—
Net loss	—	—	—	—	(781,639)	(781,639)
Balance at August 31, 2013	12,264,146	12,612	—	8,431,728	(3,269,689)	5,174,651
Net loss	—	—	—	—	(826,366)	(826,366)
Balance at August 31, 2014	12,264,146	12,612	—	8,431,728	(4,096,055)	4,348,285
Net loss	—	—	—	—	(565,117)	(565,117)
Shares subscribed	—	—	15,000	—	—	15,000
Balance at May 31, 2015	12,264,146	$12,612	$15,000	$8,431,728	$(4,661,172)	$3,798,168

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

On December 6, 2013, the Company changed its name to Tropic International Inc. as a result of a merger with Tropic International Inc., a wholly-owned subsidiary incorporated solely to effect the name change. The accompanying consolidated financial statements include the results of operations of TSI and the Company for the nine months ended May 31, 2015. The comparative amounts are the results of operations of TSI and the Company for the nine months ended May 31, 2014.

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

As reflected in the accompanying consolidated financial statements, the Company is in the development stage, has a net loss of $4,661,172 (August 31, 2014 - $4,096,055) since inception and has used cash in operations of $2,330,277 from inception. The Company has a working capital deficiency of $475,087 (August 31, 2014 - working capital deficiency of $213,089) and stockholders’ equity of $3,798,168 (August 31, 2014 - $4,348,285). This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to raise additional capital and to implement its business plan. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

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

Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain significant accounting policies. There have been no material changes to the Company’s significant accounting policies that are disclosed in the consolidated financial statements and notes thereto during the period ended May 31, 2015.

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

As of May 31, 2015, there were no known indicators that the Patent was impaired.

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

4. Loss Per Share

The following table sets forth the computation of loss per share:

	For the Nine Months Ended May 31,
	2015	2014
Net loss per share:
Net loss	$(565,117)	$(606,414)
Weighted-average shares outstanding:
Common stock	12,264,146	12,264,146
Number of shares used in per share computations	12,264,146	12,264,146
Loss per share	$(0.05)	$(0.05)

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

The Company does not have assets and liabilities that are measured at fair value on a recurring basis.

6. Equipment, Net

Equipment, at cost, consisted of:

	May 31, 2015	August 31, 2014
Mould equipment	$155,300	$155,300
Website	28,875	28,875
Equipment at cost	184,175	184,175
Accumulated depreciation	(125,959)	(111,609)
Equipment, net	$58,216	$72,566

Depreciation was $14,350 and $16,855 for the nine month periods ended May 31, 2015 and 2014, respectively.

TROPIC INTERNATIONAL INC.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

7. Intangible Assets, Net

The following tables provide information regarding the Patent and patents pending:

	May 31, 2015
	Gross carrying amount	Accumulated amortization	Net carrying amount
United States Patent	$6,342,279	$2,145,181	$4,197,098
Patents pending	17,941	—	17,941
	$6,360,220	$2,145,181	$4,215,039

	August 31, 2014
	Gross carrying amount	Accumulated amortization	Net carrying amount
United States Patent	$6,342,279	$1,865,375	$4,476,904
Patents pending	11,904	—	11,904
	$6,354,183	$1,865,375	$4,488,808

Also see Note 1 Company Overview and Basis of Presentation.

As of May 31, 2015, amortization expense on intangible assets for the next five years was expected to be as follows:

Amount
Year ending:
2015	$93,269
2016	373,075
2017	373,075
2018	373,075
2019	373,075
Thereafter	2,611,529
Total	$4,197,098

8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of:

	May 31, 2015	August 31, 2014
Trade payables	$221,201	$67,893
Vendor accruals	5,500	10,000
Accounts payable and accrued liabilities	$226,701	$77,893

TROPIC INTERNATIONAL INC.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

9. Related Party Transactions

The President of the Company advanced $7,500 to the Company during the nine months ended May 31, 2015 (2014 - $190,000) and $245,000 during the year ended August 31, 2014 (2013 - $nil). Advances payable to the President totaled $252,500 at May 31, 2015 (2014 - $190,000) and $245,000 at August 31, 2014 (2013 - $nil). These advances are unsecured and bear interest at 3% per annum. Of this amount, $245,000 is due on demand and $7,500 has no repayment terms.

Interest expense of $5,607 was accrued on these advances during the nine months ended May 31, 2015 (2014 - $3,310) and $3,310 during the year ended August 31, 2014 (2013 - $nil). Accrued interest payable to the President totaled $8,917 at May 31, 2015 (2014 - $nil) and $3,310 at August 31, 2014 (2013 - $nil).

Consulting fees paid or accrued as payable to a company controlled by the President of the Company were $66,300 and $66,300 for the nine-month periods ended May 31, 2015 and 2014, respectively.

At May 31, 2015, the Company owed $270,995 (2014 - $5,115) to its President, including the above advances and accrued interest and $9,578 for reimbursable expenses incurred on the Company’s behalf. At August 31, 2014, the Company owed $262,272 to its President, including the above advances and accrued interest and $13,962 for reimbursable expenses incurred on the Company’s behalf.

At May 31, 2015, the Company owed $56,100 (2014 - $nil) in consulting fees to a company controlled by the President of the Company. At August 31, 2014, the Company owed $nil (2013 - $nil) in consulting fees to this company.

All transactions with related parties occurred in the normal course of business and were measured at the exchange amount, which was the amount of consideration agreed upon between management and the related parties.

10. Advances from Shareholders

Shareholders of the Company advanced $95,000 to the Company during the nine months ended May 31, 2015 (2014 - $nil) and $62,500 during the year ended August 31, 2014 (2013 - $nil). Advances payable to shareholders totaled $157,500 at May 31, 2015 (2014 - $nil) and $62,500 at August 31, 2014 (2013 - $nil). These advances are unsecured and bear interest at 3% per annum. Of this amount, $12,500 is due on demand and $145,000 has no repayment terms.

Interest expense of $2,930 was accrued on these advances during the nine months ended May 31, 2015 (2014 - $nil) and $228 during the year ended August 31, 2014 (2013 - $nil). Accrued interest payable to shareholders totaled $3,158 at May 31, 2015 (2014 - $nil) and $228 at August 31, 2014 (2013 - $nil).

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

At May 31, 2015 and August 31, 2014, the Company had 12,264,146 shares of common stock issued and outstanding.

On June 28, 2013, pursuant to the Exchange Agreement, RMI acquired 78,030,877 common shares of TSI in exchange for the issuance of 78,030,877 preferred shares of Subco to the Selling Shareholders on a one-for-one basis. As a result of the Exchange Agreement, TSI became the Company’s majority-owned subsidiary. Each preferred share of Subco is exchangeable into one share of the Company’s common stock at the option of the holder subject to certain restrictions. As at May 31, 2015 and August 31, 2014, none of the preferred shares had been exchanged. Accordingly, the number of shares of the Company’s common stock outstanding at May 31, 2015 is equal to the number of shares outstanding immediately prior to the consummation of the Exchange Agreement.

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

Common Stock Issuances

During the nine months ended May 31, 2015 and the year ended August 31, 2014, the Company issued no shares and received $15,000 in stock subscriptions (2014 - $nil).

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

TROPIC INTERNATIONAL INC.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

14. Accounting Pronouncements (cont’d)

In June 2014, the FASB issued ASU No. 2014-10, which amended Accounting Standards Codification (“ASC”) Topic 915 Development Stage Entities. The amendment eliminates certain financial reporting requirements surrounding development stage entities, including an amendment to the variable interest entities guidance in ASC Topic 810, Consolidation. The amendment removes the definition of a development stage entity from the ASC, thereby removing the financial reporting distinction between development stage entities and other entities from U.S. GAAP. Consequently, the amendment eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose the first year in which the entity is no longer a development stage entity. This amendment is effective for fiscal years beginning after December 15, 2014, and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued. The Company is currently assessing the impact the adoption of ASU 2014-10 will have on its financial statements and related disclosures.

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

This Report includes our interim unaudited consolidated financial statements as at and for the three and nine months ended May 31, 2015. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All financial information in this Report is presented in Canadian dollars, unless otherwise indicated, and should be read in conjunction with our interim unaudited consolidated financial statements and the notes thereto included in this Report.

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

We have generated $77,471 in revenue since our inception. Our website is www.tropicspatan.com.

Results of Operations

Revenue

During the nine months ended May 31, 2015, we generated $3,626 in revenue, all of which was in the form of sales revenue. During the nine months ended May 31, 2014, we generated $15,292 in revenue, including $2,792 in sales revenue and $12,500 in revenue from flyer distribution. The revenue we generated from sales during both periods was due to sales of our home mist tanning units, whereas the revenue we generated from flyer distribution was attributable to an arrangement pursuant to which we agreed to insert a brochure advertising a fitness company’s locations in Canada and related information into every home mist tanning unit package we ship in Canada for a period of two years beginning on March 1, 2012.

From our inception on September 17, 2007 to May 31, 2015, we generated $77,471 in revenue, including $27,471 in sales revenue and $50,000 in revenue from flyer distribution.

Production Costs

During the nine months ended May 31, 2015, we incurred production costs of $326,136 which, when subtracted from the revenue we generated during that period, resulted in a gross loss of $322,510. During the nine months ended May 31, 2014, we incurred production costs of $323,096 and a gross loss of $307,804. Our production costs during both periods were consistent and were attributable to a combination of Patent amortization ($279,806 in each of the current period and the prior period), production-related consulting fees ($23,400 in the current period vs. $22,800 in the prior period), depreciation ($10,019 in the current period vs. $12,524 in the prior period) and materials and supplies ($12,382 in the current period vs. $7,966 in the prior period). In addition, we incurred a $529 writedown of inventory during the nine months ended May 31, 2015.

From our inception on September 17, 2007 to May 31, 2015, we incurred production costs of $2,594,706, including $2,145,181 in Patent amortization, $209,950 in production-related consulting fees, $98,257 in depreciation, $116,920 in materials and supplies, $9,486 in prototype component costs and $14,642 in inventory writedowns.

Expenses

During the nine months ended May 31, 2015, we incurred $242,607 in total expenses, compared to $298,610 during the nine months ended May 31, 2014. All the expenses we incurred during both periods were general and administrative in nature.

Our expenses during the nine months ended May 31, 2015 consisted of $138,814 in management-related consulting fees, $39,141 in professional fees, $17,995 in office and miscellaneous expenses, $12,417 in marketing expenses, $9,900 in rent, $8,537 in interest on advances from shareholders, $7,349 in travel and entertainment expenses, $4,331 in depreciation and $4,123 in foreign exchange loss. During the same period in the prior year, our expenses included $139,300 in management-related consulting fees, $94,404 in professional fees, $22,128 in office and miscellaneous expenses, $12,900 in marketing expenses, $9,900 in rent, $15,954 in travel and entertainment expenses and $4,331 in depreciation, as offset by a foreign exchange gain of $307. Apart from the $55,263 decrease in our professional fees, which was primarily attributable to a decrease in the breadth and complexity of our SEC filings during the nine months ended May 31, 2015, the $8,605 decrease in our travel and entertainment expenses and the $8,537 increase in interest on advances to shareholders between the two periods, our expenses were relatively consistent.

From our inception on September 17, 2007 to May 31, 2015, we incurred $2,143,937 in total expenses, all of which were also general and administrative in nature. These consisted of $1,095,161 in management-related consulting fees, $353,615 in professional fees, $305,922 in marketing expenses, $215,309 in office and miscellaneous expenses, $79,069 in travel and entertainment expenses, $50,900 in rent, $27,432 in depreciation, $12,075 in interest on advances from shareholders, $3,924 in foreign exchange loss and $460 in bad debt expenses.

Net Loss

During the nine months ended May 31, 2015, we incurred a net loss and comprehensive loss of $565,117 and a net loss per share of $0.05. During the same period in the prior year, we experienced a net loss and comprehensive loss of $606,414 and a net loss per share of $0.05. Since our inception, we have incurred a net loss and comprehensive loss of $4,661,172.

Liquidity and Capital Resources

As of May 31, 2015, we had $10,749 in cash, $173,689 in total current assets, $4,446,944 in total assets, $648,776 in total and current liabilities and a working capital deficiency of $475,087. As of that date, we also had an accumulated deficit of $4,661,172.

During the nine months ended May 31, 2015, we spent $118,732 in cash on operating activities, compared to $293,050 in cash spending on operating activities during the same period in the prior year. The decrease of approximately 60% in our cash spending on operating activities between the two periods was primarily attributable to the decrease in our net loss as described above as well as certain changes in our assets and liabilities, and in particular a substantial increase in our accounts payable and accrued liabilities.

We spent $6,037 in cash on investing activities during the nine months ended May 31, 2015, compared to cash spending of $5,051 on investing activities during the same period in the prior year. In each case, all of our spending was associated with patent costs.

During the nine months ended May 31, 2015, we received $117,500 in cash from financing activities, compared to receiving $190,000 in cash from financing activities during the same period in the prior year. All of the cash we received from financing activities during both periods was in the form of advances from shareholders except for $15,000 we received for stock subscriptions during the current period.

During the nine months ended May 31, 2015, our cash decreased by $7,269 due to a combination of our operating, investing and financing activities.

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

As of May 31, 2015, there were no know indicators that the Patent was impaired.

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

Going Concern

Our financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. As at May 31, 2015, we had a working capital deficiency of $475,087 and an accumulated deficit of $4,661,172. Our continuation as a going concern is dependent upon the continued financial support from our stockholders, our ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the period ended May 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: July 13, 2015	TROPIC INTERNATIONAL INC.

	By:	/s/ John Marmora
John Marmora
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

