Form 10-K
period 2015-08-31
TROPIC INTERNATIONAL INC.
filed 2015-11-30
CIK 844538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2015

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

Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $Nil

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 12,264,146 as of November 30, 2015

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

This Report includes our audited consolidated financial statements as at and for the years ended August 31, 2015 and 2014. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All financial information in this Report is presented in Canadian dollars, unless otherwise indicated, and should be read in conjunction with our audited consolidated financial statements and the notes thereto included in this Report.

As disclosed in our current report on Form 8-K dated July 3, 2013, on June 28, 2013 (the “Closing Date”), we completed a share exchange with Tropic Spa Inc. (“Tropic Spa”), an Ontario corporation, 1894632 Ontario Inc., an Ontario corporation (“Subco”), and certain of the shareholders of Tropic Spa (collectively, the “Tropic Spa Shareholders”), pursuant to which we acquired 78,030,877 common shares, or approximately 78% of the issued and outstanding shares, of Tropic Spa in exchange for the issuance of 78,030,877 preferred shares of Subco, our wholly owned subsidiary, to the Tropic Spa Shareholders on a one-for-one basis (the “Share Exchange”). As a result of the Share Exchange, Tropic Spa became our majority-owned subsidiary and the former shareholders of Tropic Spa became holders of the preferred shares of Subco, a company that has only one issued and outstanding common share which is held by us. The transaction was accounted for as a reverse takeover/recapitalization effected by a share exchange, wherein Tropic Spa is considered the acquirer for accounting and financial reporting purposes. Our consolidated financial statements are therefore, in substance, those of Tropic Spa.

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

On June 24, 2013, we purchased one common share of Subco and one common share of 1894631 Ontario Inc., an Ontario corporation (“Callco”), from Gregory J. Neely, our former President, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and director. Both of these companies were incorporated on April 15, 2013 in anticipation of completing the Share Exchange, and became our wholly owned subsidiaries as a result of the share purchases.

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

Tropic Spa was incorporated under the laws of the Province Ontario on September 17, 2007. Its operations to date have consisted of business formation, strategic development, test marketing, technology development and capital raising activities. Tropic Spa has generated $78,359 in revenue since its inception. Its website is www.tropicspatan.com.

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

On February 17, 2015, we entered into an amendment to the Exchange Agreement (the “Amendment Agreement”) with Subco, Tropic Spa and the Tropic Spa Shareholders in order to correct a few administrative errors in the Exchange Agreement and provide for the post-closing execution of the Exchange Agreement by those shareholders of Tropic Spa who were not original signatories thereto. The complete text of the Amendment Agreement is filed as Exhibit 10.2 to our current report on Form 8-K filed with the SEC on February 19, 2015.

Also on February 17, 2015, the Tropic Spa Shareholders approved certain changes to the rights, privileges, restrictions and conditions attached to the preferred shares of Subco described above by consent in writing. Of these, the only material change was the deletion of the “June 30, 2015” date in section 5(b) and its replacement with “June 30, 2017”.

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

Employees

As of November 30, 2015, we did not have any full time or part time employees. We currently rely on the efforts of our John Marmora, our principal executive officer and sole director, and Azmatali Mehrali, our new principal financial officer, to manage our operations. However, we may hire workers on a contract basis from time to time as the need arises.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

General

As of November 30, 2015, we had 12,264,146 shares of common stock issued and outstanding, 7,331,380 of which were restricted under the under the Securities Act. None of these restricted shares are eligible for resale absent registration or an exemption from registration under the Securities Act; however, as of November 30, 2015, the exemption from registration provided by Rule 144 under the Securities Act was available for these shares.

Also as of November 30, 2015, Subco had 78,030,877 preferred shares issued and outstanding, each of which is exchangeable into one share of our common stock in accordance with the rights, privileges, restrictions and conditions attached to such preferred shares, and we did not have any outstanding options, warrants or other securities convertible into shares of our common stock.

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

Our common stock became eligible for quotation on the OTC Bulletin Board on June 18, 2014 and the OTCQB on September 3, 2014. The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The high and low bid quotations of our common stock for the periods indicated below are as follows:

OTC Bulletin Board
Quarter Ended	High ($)	Low ($)
August 31, 2015	0.60	0.60
May 31, 2015	0.60	0.60
February 28, 2015	1.00	0.60
November 30, 2014	-	-
August 31, 2014	-	-

Holders

As of November 30, 2015, there were approximately 41 holders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

As of November 30, 2015, we did not have any compensation plans under which our equity securities are authorized for issuance, and we do not currently have any such plans. We intend to adopt an equity compensation plan in which our directors, officers, employees and consultants will be eligible to participate. However, no formal steps have been taken as of the date of this Report to adopt such a plan.

Recent Sales of Unregistered Securities

Other than as disclosed in previous quarterly reports on Form 10-Q or current reports on Form 8-K, we did not issue any equity securities that were not registered under the Securities Act during the fiscal year ended August 31, 2015.

Purchases of Equity Securities by the Issuer and “Affiliated Purchasers”

We did not purchase any shares of our common stock or other securities during the year ended August 31, 2015.

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

Results of Operations

Revenue

During the year ended August 31, 2015, we generated $4,514 in revenue, all of which was in the form of sales revenue. During the year ended August 31, 2014, we generated $15,759 in revenue, including $3,259 in sales revenue and $12,500 in revenue from flyer distribution. The revenue we generated from sales during both periods was due to sales of our home mist tanning units, whereas the revenue we generated from flyer distribution during the former period was attributable to an arrangement pursuant to which we agreed to insert a brochure advertising a fitness company’s locations in Canada and related information into every home mist tanning unit package we ship in Canada for a period of two years beginning on March 1, 2012.

Production Costs

During the year ended August 31, 2015, we incurred production costs of $438,823, which, when subtracted from the revenue we generated during that period, resulted in a gross loss of $434,309. During the year ended August 31, 2014, we incurred production costs of $444,509 and a gross loss of $428,750. Our production costs during both years were attributable to a combination of amortization of the Patent ($373,075 in both the current year and the prior year), production-related consulting fees ($31,200 in both the current year and the prior year), depreciation ($13,358 in the current year vs. $16,698 in the prior year), materials and supplies ($14,981 in the current year vs. $9,423 in the prior year) and a writedown of inventory ($6,209 in the current year vs. $14,113 in the prior year). Our production costs were therefore relatively consistent from year-to-year.

Expenses

During the year ended August 31, 2015, we incurred $340,317 in total expenses, compared to $397,616 in total expenses during the year ended August 31, 2014. All the expenses incurred during both fiscal years were general and administrative in nature.

Our expenses during the year ended August 31, 2015, consisted of $185,056 in management-related consulting fees, $54,295 in professional fees, $22,427 in office and miscellaneous expenses, $16,789 in marketing expenses, $16,177 in trust and filing fees, $13,200 in rent, $11,637 in interest on advances from shareholders, $10,803 in travel and entertainment expenses, $5,774 in depreciation and $4,159 foreign exchange loss. During the prior year, our expenses included $184,850 in management-related consulting fees, $126,449 in professional fees, $26,951 in office and miscellaneous expenses, $16,347 in marketing expenses, $13,200 in rent, $3,538 in interest on advances from shareholders, $20,705 in travel and entertainment expenses and $5,775 in depreciation, as offset by a foreign exchange gain of $199. Apart from the $72,154 decrease in our professional fees between the two years, which was primarily attributable to an increase in the breadth and complexity of our SEC filings during the prior fiscal year, and the $16,177 in trust and filing fees that we incurred in the most recent fiscal year, which includes amounts paid to maintain our OTCQB quotation, our expenses were relatively consistent from year-to-year.

The significant management-related consulting fees we incurred over both years were paid to several parties, including John Marmora, our principal executive officer and sole director and the sole officer and director of Tropic Spa, and a number of consultants who provided management-related services to Tropic Spa.

Net Loss

During the year ended August 31, 2015, we incurred a net loss and comprehensive loss of $774,626 and a net loss per share of $0.06. During the prior year, we experienced a net loss and comprehensive loss of $826,366 and a net loss per share of $0.07.

Liquidity and Capital Resources

As of August 31, 2015, we had $8,336 in cash, $146,019 in current assets, $4,321,224 in total assets, $717,565 in total and current liabilities and a working capital deficiency of $571,546. As of that date, we also had an accumulated deficit of $4,870,681.

During the year ended August 31, 2015, we spent $136,144 in cash on operating activities, compared to $389,274 in cash spending on operating activities during the prior year. The 65% decrease in our cash spending on operating activities during the fiscal year ended August 31, 2015 was primarily attributable to certain changes in our assets and liabilities during our most recently completed fiscal year, the most significant of which by far was the $186,754 increase in our accounts payable and accrued liabilities from year-to-year.

We spent $6,038 and $11,904 in cash on investing activities during the years ended August 31, 2015 and 2014, respectively, all of which was attributable to patent costs.

During the year ended August 31, 2015, we received $132,500 in cash from financing activities, including $102,500 in advances from shareholders and $30,000 in stock subscriptions, compared to $307,500 in cash receipts from financing activities during the prior year, all of which was in the form of advances from shareholders,.

During the year ended August 31, 2015, our cash decreased by $9,682 due to a combination of our operating, investing and financing activities.

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

Intangible assets subject to amortization are required to be reviewed for impairment. An impairment loss must be recognized if the intangible asset’s carrying amount is not recoverable and the carrying amount exceeds fair value. We apply the following three-step process to identify, recognize and measure impairment of the Patent:

●	Consider whether indicators of impairment are present indicating that the Patent’s carrying amount might not be recoverable;

●	If indicators are present, perform a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the Patent to its carrying amount; and

●	If the undiscounted cash flows used in the recoverability test are less than the Patent’s carrying amount, determine the Patent’s fair value and recognize an impairment loss if the carrying amount exceeds fair value.

Because of the unique nature of a patent, an income-producing definite-lived intangible asset, the calculation of cash flows can be very difficult to estimate. In this case, the estimated cash flows reflect the direct revenue expected to be generated by the Patent as well as an allocation of expenses.

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

Foreign Currency

Our functional currency and the functional currency of our subsidiaries is the Canadian dollar. Our consolidated financial statements are presented in Canadian dollars.

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

A Development Stage Enterprise

Consolidated Financial Statements

Year Ended August 31, 2015

(Expressed in Canadian dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Tropic International Inc.:

We have audited the accompanying consolidated balance sheets of Tropic International Inc. (a Development Stage Enterprise) (the “Company”) as of August 31, 2015 and 2014, and the related consolidated statements of loss and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tropic International Inc. as of August 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended August 31, 2015 and the cumulative period from September 17, 2007 (Inception) to August 31, 2015, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, has a net loss of $4,870,681 since inception and has used cash from operations of $2,347,689 from inception. The Company has a working capital deficiency of $571,546 and stockholders’ equity of $3,603,659 as of August 31, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada

November 26, 2015

TROPIC INTERNATIONAL INC.

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN CANADIAN DOLLARS)

	August 31, 2015	August 31, 2014
ASSETS
Current assets:
Cash	$8,336	$18,018
Amounts receivable	3,681	7,427
Inventory	130,702	148,297
Prepaid expenses	3,300	2,100
Total current assets	146,019	175,842
Equipment, net (Note 6)	53,434	72,566
Intangible assets, net (Note 7)	4,121,771	4,488,808
Total assets	$4,321,224	$4,737,216

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (Notes 8 and 9)	$292,390	$77,893
Advances from shareholders (Notes 9 and 10)	425,175	311,038
Total current liabilities	717,565	388,931

Stockholders’ equity (Note 12):
Common stock	12,612	12,612
Stock subscribed	30,000	—
Additional paid-in capital	8,431,728	8,431,728
Deficit accumulated during the development stage	(4,870,681)	(4,096,055)
Total stockholders’ equity	3,603,659	4,348,285
Total liabilities and stockholders’ equity	$4,321,224	$4,737,216

Contingent liability (Note 16)

Subsequent events (Note 17)

TROPIC INTERNATIONAL INC.

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(EXPRESSED IN CANADIAN DOLLARS)

	Cumulative Since Inception	Year Ended August 31,
		2015	2014	2013
Revenue:
Sales	$28,359	$4,514	$3,259	$6,799
Flyer distribution	50,000	—	12,500	25,000
Total revenue	78,359	4,514	15,759	31,799

Production costs:
Amortization – patent	2,238,450	373,075	373,075	373,075
Consulting fees – production	217,750	31,200	31,200	31,200
Depreciation	101,866	13,358	16,698	20,872
Materials and supplies	119,519	14,981	9,423	(17,067)
Prototype components	9,486	—	—	—
Writedown of inventory	20,322	6,209	14,113	—
Total production costs	2,707,393	438,823	444,509	408,080
Gross loss	(2,629,034)	(434,309)	(428,750)	(376,281)

General and administration:
Bad debts	460	—	—	—
Consulting fees – management (Note 9)	1,141,403	185,056	184,850	235,597
Depreciation	28,875	5,774	5,775	2,888
Interest on advances from shareholders (Notes 9 and 10)	15,175	11,637	3,538	—
Loss (gain) on foreign exchange	3,960	4,159	(199)	—
Marketing	310,364	16,789	16,347	32,727
Office and miscellaneous	219,741	22,427	26,951	34,916
Professional fees	368,769	54,295	126,449	67,014
Rent	54,200	13,200	13,200	13,200
Travel and entertainment	82,523	10,803	20,705	19,016
Trust and filing fees	16,177	16,177	—	—
Total general and administration	2,241,647	340,317	397,616	405,358
Loss before income taxes	(4,870,681)	(774,626)	(826,366)	(781,639)
Income taxes	—	—	—	—
Net loss and comprehensive loss	$(4,870,681)	$(774,626)	$(826,366)	$(781,639)

Net loss per share – basic and diluted (Note 4)		$(0.06)	$(0.07)	$(0.01)
Weighted-average number of shares outstanding		12,264,146	12,264,146	99,991,578

TROPIC INTERNATIONAL INC.

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN CANADIAN DOLLARS)

	Cumulative Since Inception	Year Ended August 31,
		2015	2014	2013
Cash Flows From Operating Activities
Net loss	$(4,870,681)	$(774,626)	$(826,366)	$(781,639)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization – patent	2,238,450	373,075	373,075	373,075
Depreciation	130,741	19,132	22,473	23,760
Writedown of inventory	20,322	6,209	14,113	—
Changes in assets and liabilities:
Amounts receivable	(3,571)	3,746	2,347	(1,792)
Inventory	(151,024)	11,386	6,303	(23,391)
Prepaid expenses	(3,300)	(1,200)	—	1,100
Accounts payable and accrued liabilities	259,902	214,497	27,743	(33,812)
Unearned revenue	—	—	(12,500)	(25,000)
Interest accrued on advances from shareholders	15,175	11,637	3,538	—
Shares issued for management services	16,297	—	—	16,297
Net cash used in operating activities	(2,347,689)	(136,144)	(389,274)	(451,402)

Cash Flows From Investing Activities
Purchases of equipment	(184,175)	—	—	—
Cash transferred upon reverse acquisition of RMI	1,774	—	—	1,774
Funds advanced to RMI, prior to reverse acquisition	(25,454)	—	—	(25,454)
Patent costs	(17,942)	(6,038)	(11,904)	—
Net cash used in investing activities	(225,797)	(6,038)	(11,904)	(23,680)

Cash Flows From Financing Activities
Advances from shareholders	410,000	102,500	307,500	—
Stock subscriptions received	30,000	30,000	—	—
Proceeds from issuance of common stock	2,141,822	—	—	552,000
Net cash provided by financing activities	2,581,822	132,500	307,500	552,000

Increase (decrease) in cash during the year/period	8,336	(9,682)	(93,678)	76,918
Cash, beginning of year/period	—	18,018	111,696	34,778
Cash, end of year/period	$8,336	$8,336	$18,018	$111,696

Supplementary Information:

On November 15, 2012, TSI issued 29,000,000 shares valued at $14,500 in exchange for management services received.

On April 30, 2013, TSI issued 3,593,377 shares valued at $1,797 in exchange for management services received.

On June 28, 2013, a share recapitalization occurred pursuant to a reverse takeover transaction (see Notes 2 and 12).

TROPIC INTERNATIONAL INC.

A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(EXPRESSED IN CANADIAN DOLLARS)

	Common Stock				Years Ended August 31, 2015 and 2014
					Deficit
					accumulated
				Additional	during the	Total
			Shares	paid-in	development	stockholders’
	* Shares	Amount	subscribed	capital	stage	equity
Balance at August 31, 2012	56,516,523	$7,932,201	$—	$—	$(2,488,050)	$5,444,151
Shares issued for cash	10,890,100	552,000	—	—	—	552,000
Shares issued in exchange for management services	32,593,377	16,297	—	—	—	16,297
Recapitalization on reverse takeover (see Notes 2 and 12):	—	(8,487,886)	—	8,431,728	—	(56,158)
Elimination of issued share capital of TSI	(100,000,000)	—	—	—	—	—
Establishment of issued share capital of RMI	12,264,146	—	—	—	—	—
Net loss	—	—	—	—	(781,639)	(781,639)
Balance at August 31, 2013	12,264,146	12,612	—	8,431,728	(3,269,689)	5,174,651
Net loss	—	—	—	—	(826,366)	(826,366)
Balance at August 31, 2014	12,264,146	12,612	—	8,431,728	(4,096,055)	4,348,285
Net loss	—	—	—	—	(774,626)	(774,626)
Shares subscribed	—	—	30,000	—	—	30,000
Balance at August 31, 2015	12,264,146	$12,612	$30,000	$8,431,728	$(4,870,681)	$3,603,659

* The above presentation reflects the issued share capital of TSI until the completion of the capital transaction, at which point it is adjusted to reflect the share capital of the legal parent company RMI.

TROPIC INTERNATIONAL INC.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

1. Company Overview and Basis of Presentation

Nature and History of Operations

Tropic International Inc. (formerly Rockford Minerals, Inc.) (a development stage company) (the “Company”) was incorporated under the laws of the state of Nevada on October 29, 2007. The Company was a natural resource exploration company with an objective of acquiring, exploring and, if warranted and feasible, developing natural resource properties. Activities during the exploration stage included developing the business plan and raising capital.

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

On December 6, 2013, the Company changed its name to Tropic International Inc. as a result of a merger with Tropic International Inc., a wholly-owned subsidiary incorporated solely to effect the name change. The accompanying consolidated financial statements include the results of operations of TSI and the Company for the years ended August 31, 2015, 2014 and 2013.

On September 3, 2014, the Company’s shares became eligible for quotation on the OTCQB under the symbol TRPO.

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

The Company, through TSI, has patents pending which are in the process of being completed for Australia, Canada, China and the European Union. Costs incurred are recorded as intangible assets (see Note 7).

As reflected in the accompanying consolidated financial statements, the Company is in the development stage, has a net loss of $4,870,681 (August 31, 2014 - $4,096,055) since inception and has used cash in operations of $2,347,689 from inception. The Company has a working capital deficiency of $571,546 (August 31, 2014 - $213,089) and stockholders’ equity of $3,603,659 (August 31, 2014 - $4,348,285). This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to raise additional capital and to implement its business plan. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

2. Reverse Takeover

On June 28, 2013 (the “Closing Date”), the Company, its wholly-owned subsidiary 1894632 Ontario Inc. (“Subco”) and TSI entered into a share exchange agreement (the “Exchange Agreement”) with certain of the shareholders of TSI (the “Selling Shareholders”) pursuant to which the Company acquired 78,030,877 common shares, or approximately 78% of the issued and outstanding shares, of TSI in exchange for the issuance of 78,030,877 preferred shares of Subco to the Selling Shareholders on a one-for-one basis. Each one preferred share of Subco is exchangeable into one share of the Company’s common stock at the option of the holder subject to the following restrictions:

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

On February 17, 2015, the Company, Subco, TSI and the Selling Shareholders entered into an amendment to the Exchange Agreement in order to correct certain administrative errors in the Exchange Agreement and provide for the post-closing execution of the Exchange Agreement by those shareholders of TSI who were not original signatories thereto. In addition, the Selling Shareholders approved certain changes to the rights, privileges, restrictions and conditions attached to the preferred shares of Subco by consent in writing. This included extending the automatic expiration date in respect of the preferred shares of Subco from June 30, 2015 to June 30, 2017.

3. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of the Company, TSI, Subco and 1894631 Ontario Inc., the Company’s wholly-owned subsidiary. All significant inter-company balances and transactions have been eliminated.

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

Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain significant accounting policies. There have been no material changes to the Company’s significant accounting policies that are disclosed in the consolidated financial statements and notes thereto during the year ended August 31, 2015.

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

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

3. Summary of Significant Accounting Policies (cont’d)

Intangible assets subject to amortization are required to be reviewed for impairment. An impairment loss must be recognized if the intangible asset’s carrying amount is not recoverable and the carrying amount exceeds fair value. The Company applies the following three-step process to identify, recognize and measure impairment of the Patent:

●	Consider whether indicators of impairment are present indicating that the Patent’s carrying amount might not be recoverable;

●	If indicators are present, perform a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the Patent to its carrying amount; and

●	If the undiscounted cash flows used in the recoverability test are less than the Patent’s carrying amount, determine the Patent’s fair value and recognize an impairment loss if the carrying amount exceeds fair value.

Because of the unique nature of a patent, an income-producing definite-lived intangible asset, the calculation of cash flows can be very difficult to estimate. In this case, the estimated cash flows reflect the direct revenue expected to be generated by the Patent as well as an allocation of expenses.

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

TROPIC INTERNATIONAL INC.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

4. Loss Per Share

The following table sets forth the computation of loss per share:

	For the Year Ended August 31,
	2015	2014	2013
Net loss per share:
Net loss	$(774,626)	$(826,366)	$(781,639)
Weighted-average shares outstanding:
Common stock	12,264,146	12,264,146	12,264,146
Number of shares used in per share computations	12,264,146	12,264,146	99,991,578
Loss per share	$(0.06)	$(0.07)	$(0.01)

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

The Company does not have assets and liabilities that are measured at fair value on a recurring basis.

6. Equipment, Net

Equipment, at cost, consisted of:

	August 31, 2015	August 31, 2014
Mould equipment	$155,300	$155,300
Website	28,875	28,875
Equipment at cost	184,175	184,175
Accumulated depreciation	(130,741)	(111,609)
Equipment, net	$53,434	$72,566

Depreciation was $19,132, $22,473, and $23,760 for the years ended August 31, 2015, 2014 and 2013, respectively.

TROPIC INTERNATIONAL INC.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

7. Intangible Assets, Net

The following tables provide information regarding the Patent and patents pending:

	August 31, 2015
	Gross carrying amount	Accumulated amortization	Net carrying amount
United States Patent	$6,342,279	$2,238,450	$4,103,829
Patents pending	17,942	—	17,942
	$6,360,221	$2,238,450	$4,121,771

	August 31, 2014
	Gross carrying amount	Accumulated amortization	Net carrying amount
United States Patent	$6,342,279	$1,865,375	$4,476,904
Patents pending	11,904	—	11,904
	$6,354,183	$1,865,375	$4,488,808

Also see Note 1 Company Overview and Basis of Presentation.

During the year ended August 31, 2015, management identified the following indicators of impairment indicating that the Patent’s carrying amount might not be recoverable:

●	The inability to raise equity financing to implement its strategic plan; and

●	Operating and cash flow losses since the Company completed the development of its Patent.

Management performed a recoverability test and determined that the estimated undiscounted future cash flows are greater than the Patent’s carrying amount and, accordingly, there is no impairment.

As of August 31, 2015, amortization expense on intangible assets for the next five years was expected to be as follows:

Amount
Year ending:
2016	$373,075
2017	373,075
2018	373,075
2019	373,075
2020	373,075
Thereafter	2,238,454
Total	$4,103,829

8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of:

	August 31, 2015	August 31, 2014
Trade payables	$279,890	$67,893
Vendor accruals	12,500	10,000
Accounts payable and accrued liabilities	$292,390	$77,893

TROPIC INTERNATIONAL INC.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

9. Related Party Transactions

The President of the Company advanced $7,500 to the Company during the year ended August 31, 2015 (2014 - $245,000). Advances payable to the President totaled $252,500 at August 31, 2015 (2014 - $245,000). These advances are unsecured and bear interest at 3% per annum. Of this amount, $245,000 is due on demand and $7,500 has no repayment terms. Interest expense of $7,572 was accrued on these advances during the year ended August 31, 2015 (2014 - $3,310). Accrued interest payable to the President totaled $10,882 at August 31, 2015 (2014 - $3,310).

Consulting fees paid to the President of the Company were $nil, $nil, and $16,047 for the years ended August 31, 2015, 2014 and 2013, respectively.

Consulting fees paid or accrued as payable to a company controlled by the President of the Company were $88,400, $88,400, and $102,400 for the years ended August 31, 2015, 2014, and 2013 respectively.

At August 31, 2015, the Company owed $265,630 (2014 - $262,272) to the President, including the above advances and accrued interest and $2,248 (2014 - $13,962) for reimbursable expenses incurred on the Company’s behalf.

At August 31, 2015, the Company owed $78,200 (2014 - $nil) in consulting fees to a company controlled by the President of the Company.

All transactions with related parties occurred in the normal course of business and were measured at the exchange amount, which was the amount of consideration agreed upon between management and the related parties.

Also see Note 12.

10. Advances from Shareholders

Shareholders of the Company advanced $95,000 to the Company during the year ended August 31, 2015 (2014 - $62,500). Advances payable to shareholders totaled $157,500 at August 31, 2015 (2014 - $62,500). These advances are unsecured and bear interest at 3% per annum. Of this amount, $12,500 is due on demand and $145,000 has no repayment terms. Interest expense of $4,065 was accrued on these advances during the year ended August 31, 2015 (2014 - $228). Accrued interest payable to shareholders totaled $4,293 at August 31, 2015 (2014 - $228).

11. Commitments

On January 26, 2015, the Company renewed its premises lease dated November 11, 2011 for one additional year from February 1, 2015 to January 31, 2016 for a rental of $13,200 per year plus HST.

12. Stockholders’ Equity

The Company is authorized to issue 300,000,000 shares of common stock at a par value of $0.001.

At August 31, 2015 and August 31, 2014, the Company had 12,264,146 shares of common stock issued and outstanding.

On June 28, 2013, pursuant to the Exchange Agreement, RMI acquired 78,030,877 common shares of TSI in exchange for the issuance of 78,030,877 preferred shares of Subco to the Selling Shareholders on a one-for-one basis. As a result of the Exchange Agreement, TSI became the Company’s majority-owned subsidiary. Each preferred share of Subco is exchangeable into one share of the Company’s common stock at the option of the holder subject to certain restrictions. As at August 31, 2015, none of the preferred shares had been exchanged. Accordingly, the number of shares of the Company’s common stock outstanding at August 31, 2015 is equal to the number of shares outstanding immediately prior to the consummation of the Exchange Agreement.

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

Common Stock Issuances

No common stock was issued during the years ended August 31, 2015 and 2014.

During the year ended August 31, 2015, $30,000 (2014 - $nil) in stock subscriptions were received pursuant to three individual private placements. These subscriptions are for a total of 120,000 units of the Company at a price of $0.25 per unit. Each unit consists of one share of the Company’s common stock and one warrant to purchase one share of common stock exercisable at a price of $0.40 per share for a period to be determined.

During the year ended August 31, 2013, TSI issued 10,890,100 common shares for proceeds of $552,000 and 32,593,377 common shares in exchange for management services received valued at $16,297.

13. Taxes

Income tax expense differs from the amounts computed by applying the statutory income tax rate to net loss before income taxes as follows:

	Year Ended August 31,
	2015	2014	2013
Net loss before income taxes	$(774,626)	$(826,366)	$(781,639)
Tax rate	(1)	(1)	(2)
Calculated income tax recovery	(205,497)	(219,259)	(198,227)
Adjustment for deductible and non-deductible amounts	46,994	104,917	101,008
Unrecognized benefit of non-capital losses	158,503	114,342	97,219
Income tax recovery	$—	$—	$—

(1) Canada – 26.50%; United States – 34%

(2) Canada – 25.42%; United States – 34%

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

(EXPRESSED IN CANADIAN DOLLARS)

13. Taxes (cont’d)

Deferred Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Significant components of the Company’s deferred tax assets are as follows:

	August 31, 2015	August 31, 2014
Deferred tax assets:
Net operating loss carryforwards	$875,000	$656,000
Temporary deductible differences (net)	(301,000)	37,000
Permanent difference	273,000	—
	847,000	693,000
Valuation allowance	(847,000)	(693,000)
Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. A valuation allowance was established based upon management’s inability to determine whether sufficient future profits will be generated.

The Company has approximately $3,223,000 of United States and Canadian net operating loss carryforwards expiring from 2024 to 2035.

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

15. Accounting Pronouncements (cont’d)

Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued. The Company is currently assessing the impact the adoption of ASU 2014-10 will have on its financial statements and related disclosures.

16. Contingent Liability

Pursuant to the Exchange Agreement, as amended, the Company may be required to acquire up to 21,969,123 common shares of TSI, being those TSI shares still outstanding, in exchange for 21,969,123 preferred shares of Subco on a one-for-one basis. Such preferred shares would then be exchangeable on the same basis as the approximately 78 million Subco preferred shares currently outstanding (see Notes 2 and 12).

17. Subsequent Events

Subsequent to August 31, 2015, the following events occurred:

●	The Company received $30,000 in stock subscriptions pursuant to two individual private placements. These subscriptions are for 120,000 units of the Company at a price of $0.25 per unit. Each unit consists of one share of the Company’s common stock and one warrant to purchase one share of common stock exercisable at a price of $0.40 per share for a period to be determined.

●	On November 16, 2015, the Company executed a Consulting Agreement (the “Agreement”) with Edgewater Consulting Corp. (“ECC”). Pursuant to the Agreement, the principal of ECC will act in the capacity of Chief Financial Officer to the Company (“CFO”) indefinitely until terminated. ECC is entitled to receive the following compensation:

●	Remuneration – upon the Company raising an aggregate of $500,000 in gross proceeds from the sale of debt or equity securities, the Company shall pay ECC an aggregate amount of $100,000 per annum (plus HST) on a bi-monthly basis;

●	Signing bonus – upon the execution of the Agreement, the Company will cause Subco to issue 1,500,000 exchangeable preferred shares to ECC. On the one year anniversary of the Agreement, the Corporation shall cause an additional 1,500,000 exchangeable preferred shares to be issued to ECC. If ECC ceases to be engaged by the Company on the six month anniversary of either date, the issuance of these shares can be automatically rescinded;

●	EPS bonus – upon the Company generating earnings per share (“EPS”) of $0.05 (plus any multiple thereof) in any fiscal year as disclosed in the Company’s audited consolidated financial statements for that year, the Company shall issue ECC 1,000,000 shares of common stock and pay ECC $150,000 (plus HST) for each multiple of $0.05 in EPS; and

●	Additional bonus – from time-to-time, the Company may pay ECC one or more additional bonuses as may be determined by the Board or any committee thereof, in its sole discretion.

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

In its assessment of the effectiveness of our internal control over financial reporting as of August 31, 2015, management determined that there were deficiencies that constitute, both individually and in the aggregate, a material weakness. These deficiencies include the fact that we have no audit committee, traditionally have had no independent directors, and do not have a system in place to review and monitor internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of November 30, 2015, the names, ages and positions of our executive officers and sole director were as follows:

Name	Age	Position

John Marmora	63	President, Chief Executive Officer, Secretary, Treasurer, Director

Azmatali Mehrali	47	Chief Financial Officer, Principal Accounting Officer

John Marmora – President, Chief Executive Officer, Secretary, Treasurer, Director

Mr. Marmora was appointed as our President, Chief Executive Officer, Secretary, Treasurer, and director on the Closing Date. Mr. Marmora has served as the President, Secretary, Treasurer and sole director of Tropic Spa since its inception on September 17, 2007, and also acted as our Chief Financial Officer and Principal Accounting Officer from the Closing Date until November 16, 2015.

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

Azmatali Mehrali – Chief Financial Officer, Principal Accounting Officer

Mr. Mehrali was appointed as our Chief Financial Officer and Principal Accounting Officer on November 16, 2015, replacing Mr. Marmora in those roles. Mr. Mehrali has 25 years of financial services experience and has acted as the President of a private CFO consulting business that provides regulatory and finance services to start-up brokerage firms in Canada since 2006. Prior to that, he served as the Vice President, Finance at Genuity Capital Markets, a start-up brokerage and investment banking firm that was subsequently acquired by Canaccord Financial Inc. From 2001 to 2005, Mr. Mehrali worked as Assistant Controller at Investment Technology Group Canada, an electronic brokerage firm, and from 1994 to 2000, he acted as the Director of Finance at CIBC World Markets.

Mr. Mehrali holds a Bachelor of Commerce degree from the University of Toronto and has received both his Chartered Professional Accountant (CPA) and Certified Management Accountant (CMA) designations.

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

Significant Employees

Other than our executive officers, we do not expect any other individuals to make a significant contribution to our business.

Family Relationships

There are no family relationships among our executive officers or sole director or persons nominated or chosen by us to become directors or executive officers.

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

Management Agreements

We do not yet have a formal management or consulting agreement in place with John Marmora, our principal executive officer. Regardless, we expect Mr. Marmora to allocate 100% of his working time to our business.

On November 16, 2015, we entered into a consulting agreement with a corporation controlled by Azmatali Mehrali, our Chief Financial Officer and Principal Accounting Officer, pursuant to which, among other things, we agreed to cause Subco to issue an aggregate of 3,000,000 exchangeable preferred shares to Mr. Mehrali’s corporation over two years, all of which may be rescinded in certain limited circumstances. In addition, the consulting agreement provides that we will pay Mr. Mehrali’s corporation fees of $100,000 per year plus HST upon raising an aggregate of $500,000 in gross proceeds from the sale of debt or equity securities, and grant that corporation a bonus tied to our earnings per share results in any fiscal year during the term of the agreement.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Exchange Act requires a company’s directors and officers, and persons who own more than 10% of any class of a company’s equity securities which are registered under Section 12 of the Exchange Act, to file with the SEC reports of ownership on Form 3 and reports of changes in ownership on Forms 4 and 5. Such officers, directors and 10% stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by us and on written representations from certain reporting persons as August 31, 2015, we believe that all Section 16(a) reports applicable to our officers, directors and 10% stockholders with respect to our fiscal year ended August 31, 2015 have been filed.

Item 11. Executive Compensation

Summary Compensation Table

The following sets forth information with respect to the compensation awarded or paid to John Marmora, our President, Chief Executive Officer, Secretary, Treasurer and director; Azmatali Mehrali, our Chief Financial Officer and Principal Accounting Officer;, and Gregory J. Neely, our former President, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and director, for all services rendered in all capacities to us and our subsidiaries. We do not have any other executive officers and no other individual received total compensation from us in excess of US$100,000 during those years. Pursuant to Item 402(a)(5) of Regulation S-K we have omitted certain columns from the table since there was no compensation awarded to, earned by or paid to these individuals required to be reported in such columns in either year.

Name and Principal Position	Year Ended August 31	Salary ($)		Total ($)

John Marmora, President (1)	2015	88,400	(2)	88,400
	2014	88,400	(2)	88,400
Azmatali Mehrali, Chief Financial Officer (3)	2015	N/A		N/A
Gregory J. Neely, former President (3)	2015	N/A		N/A
	2014	-		-

(1)	John Marmora was appointed as our President, Chief Executive Officer, Secretary, Treasurer and director on the Closing Date, has served as the President, Secretary, Treasurer and sole director of Tropic Spa since the company’s inception on September 17, 2007, and was our Chief Financial Officer and Principal Accounting Officer from the Closing Date until November 16, 2015.

(2)	Represents consulting fees paid to MCM Consulting Ltd., a company controlled by Mr. Marmora.

(3)	Azmatali Mehrali was appointed as our Chief Financial Officer and Principal Accounting Officer on November 16, 2015.

(4)	Gregory J. Neely served as our Secretary and Treasurer from November 2007 until the Closing Date, our President, Chief Financial Officer and Principal Accounting Officer from June 18, 2012 to the Closing Date, and our director from November 2007 to November 29, 2013.

Outstanding Equity Awards at Fiscal Year-End

As of August 31, 2015, we did not have any outstanding equity awards.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our common stock beneficially owned as of November 30, 2015 for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each of our officers and directors and (iii) our officers and directors as a group. A person is considered to beneficially own any shares over which such person, directly or indirectly, exercises sole or shared voting or investment power, or over which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our officers and directors is exercised solely by the beneficial owner thereof.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (1)	Total Voting Power (2)

Common Stock	John Marmora (3) 1057 Parkinson Road, Unit #9 Woodstock, Ontario, Canada N4S 7W3	32,093,377	(4)	72.4	35.5

Common Stock	Azmatali Mehrali (5) 1057 Parkinson Road, Unit #9 Woodstock, Ontario, Canada N4S 7W3	-		-	-

All Officers and Directors as a Group		32, 093,377		72.4	35.5

Special Voting Shares (6)	John Marmora (3) 1057 Parkinson Road, Unit #9 Woodstock, Ontario, Canada N4S 7W3	1		100	-

All Officers and Directors as a Group		1		100	-

Common Stock	Gregory J. Neely (7) 49 Fraser Avenue, Suite 400 Toronto, Ontario, Canada M6K 1Y7	3,831,380		31.2	4.2

Common Stock	Stephen Dewingaerde (8) 111 Steppingstone Trail Toronto, Ontario, Canada M5A 2B1	3,500,000		28.5	3.9

Common Stock	2176526 Ontario Ltd. (9) 448 Pondview Place Oakville, Ontario, Canada L6H 6S5	750,000	(4)	5.8	(10)

Common Stock	Nandor Bajusz 705 Matheson Boulevard East Mississauga, Ontario, Canada L4Z 3X9	2,561,500	(4)	17.3	2.8

Common Stock	Lloyd East P.O. Box 202 Alida, Saskatchewan. Canada S0C 0B0	8,600,000	(4)	41.2	9.5

Common Stock	Rudy Flaman P.O. Box 23 Southey, Saskatchewan, Canada S0G 4P0	6,300,000	(4)(11)	33.9	7.0

Common Stock	Flaman Sales Ltd. (12) P.O. Box 280 Southey, Saskatchewan, Canada S0G 4P0	1,391,600	(4)	10.2	1.5

Common Stock	William Brian Gray 12 Old Mill Trail, Suite 203 Toronto, Ontario, Canada M8X 2Z4	1,050,000	(4)	7.9	1.2

Common Stock	Greg Halsall 1639 Goldenridge Road Pickering, Ontario, Canada L1V 7J5	1,750,000	(4)	12.5	1.9

Common Stock	Regan Lazar 55 – 4504 41st Street Camrose, Alberta, Canada T4V 4K9	3,000,000	(4)	19.7	3.3

Common Stock	Jeffrey S. McQuade 448 Pondview Place Oakville, Ontario, Canada L6H 6S5	3,150,000	(4)(13)	20.4	3.5

Common Stock	Everett Moore 69 Berton Boulevard Georgetown, Ontario, Canada L7G 6C7	1,600,000	(4)	11.5	1.8

Common Stock	Rick Padulo 1 St. Clair Avenue West, 10th Floor Toronto, Ontario, Canada M4V 1K7	1,000,000	(4)	7.5	1.1

Common Stock	Ken Rampersand 350 Vincent Street Woodstock, Ontario, Canada N4S 5M4	1,250,000	(4)	9.2	1.4

Common Stock	Reo Holdings Company Ltd. (14) P.O. Box 114 Eston, Saskatchewan, Canada S0L 1A0	7,000,000	(4)	36.3	7.8

Common Stock	David Weinrauch P.O. Box 67 Lampman, Saskatchewan, Canada S0C 1N0	7,000,000	(4)	36.3	7.8

(1)	Based on 12,264,146 shares of our common stock issued and outstanding as of November 30, 2015 as well as the exchange of all preferred shares of Subco owned by the applicable holder into shares of our common stock. For clarity, the percentage ownership does not reflect the exchange of preferred shares of Subco into shares of our common stock by any person other than the applicable holder.

(2)	Based on the exchange of all 78,030,877 issued and outstanding preferred shares of Subco for shares of our common stock.

(3)	John Marmora was appointed as our President, Chief Executive Officer, Secretary, Treasurer and director on the Closing Date, is the Trustee under the Trust Agreement, and is the only person who possesses the right to exchange preferred shares of Subco for shares of our common stock within 60 days, since any such exchange can only be completed with the written consent of Subco.

(4)	Includes only shares of our common stock issuable upon the exchange of preferred shares of Subco. Pursuant to the Exchangeable Share Provisions, the applicable holder may not exercise investment power over either the shares of our common stock or the preferred shares of Subco until a redemption has occurred, but may exercise voting power over the shares of our common stock through the operation of the Trust Agreement.

(5)	Azmatali Mehrali was appointed as our Chief Financial Officer and Principal Accounting Officer on November 16, 2015.

(6)	The Special Voting Share confers on the Trustee the number of votes equal to the number of outstanding preferred shares of Subco, other than such shares held by us or our affiliates, on all matters on which the holders of shares of our common stock are entitled to vote.

(7)	Gregory J. Neely served as our Secretary and Treasurer from November 2007 until the Closing Date, our President, Chief Financial Officer and Principal Accounting Officer from June 18, 2012 to the Closing Date, and our director from November 2007 to November 29, 2013.

(8)	Stephen Dewingaerde served as our President and director from our inception in November 2007 to May 4, 2012.

(9)	Jeffrey S. McQuade has sole voting and investment power over the preferred shares of Subco held by 2176526 Ontario Ltd.

(10)	Less than 1%.

(11)	Includes 4,908,400 preferred shares of Subco held by Rudy Flaman directly and 1,391,600 preferred shares of Subco held by Flaman Sales Ltd., a company controlled by Mr. Flaman.

(12)	Rudy Flaman has sole voting and investment power over the preferred shares of Subco held by Flaman Sales Ltd.

(13)	Includes 2,400,000 preferred shares of Subco held by Jeffrey S. McQuade directly and 750,000 preferred shares of Subco held by 2176526 Ontario Ltd., a company controlled by Mr. McQuade.

(14)	Rob Owens has sole voting and investment power over the preferred shares of Subco held by Reo Holdings Company Ltd.

Trust Agreement

As described in the “Business” section of this Report, the Trust Agreement provides and establishes a procedure whereby the voting rights attached to shares of our common stock are exercisable by the registered holders (the “Beneficiaries”) of the preferred shares of Subco (the “Exchangeable Shares”), other than those Exchangeable Shares held by us or our affiliates, through the trustee, John Marmora, who is also our principal executive officer and sole director (the “Trustee”). The Trustee’s address is included in the table above, and he holds legal title to a special voting share (the “Special Voting Share”) to which voting rights are attached for the benefit of the Beneficiaries.

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

Changes in Control

As of November 30, 2015, we were not aware of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in our control.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following includes a summary of transactions since September 1, 2013, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds US$120,000 and in which any related person had or will have a direct or indirect material interest. We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

●	During the years ended August 31, 2015 and 2014, we paid $88,400 and $88,400, respectively, in consulting fees to MCM Consulting Ltd., a company controlled by John Marmora, our President, Chief Executive Officer, Secretary, Treasurer and director.

●	At August 31, 2015, we owed $265,630 (2014 - $262,272) to Mr. Marmora, including $252,500 in advances (2014 - $245,000), $7,572 in accrued interest (2014 - $3,310) and $2,248 (2014 - $13,962) for reimbursable expenses incurred on our behalf.

●	At August 31, 2015, we owed $78,200 (2014 - $nil) in consulting fees to MCM Consulting Ltd., a company controlled by Mr. Marmora.

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

We have determined that our sole director does not meet this definition of independence due to the fact that he is also our principal executive officer.

We do not currently have a separately designated audit, nominating or compensation committee.

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table sets forth the fees for professional audit services and the fees billed for other services rendered by our auditors, DeVisser Gray LLP, in connection with the audit of our financial statements for the years ended August 31, 2015 and 2014, respectively, as well as reviews of our interim financial statements, services provided in connection with our statutory and regulatory filings or engagements, and any other fees billed for services rendered by our auditors during these periods.

	Year Ended August 31, 2015 ($)	Year Ended August 31, 2014 ($)
Audit fees	14,500	25,289
Audit-related fees	-	8,000
Tax fees	4,700	-
All other fees	-	-
Total	19,200	33,289

In the above table, “audit fees” are fees billed by our auditors for services provided in auditing our annual financial statements, reviewing our quarterly financial statements or services that are normally provided in connection with statutory and regulatory filings or engagements. “Audit-related fees” are fees not included in audit fees that are billed by our auditors for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. “Tax fees” are fees billed by our auditors for professional services rendered for tax compliance, advice and planning. “All other fees” are fees billed by our auditors for products and services not included in the foregoing categories.

Policy on Pre-Approval

Our sole director pre-approves all services provided by our auditors. All of the above services and fees were reviewed and approved by him either before or after the respective services were rendered.

PART IV

Item 15. Exhibits

The following documents are filed as a part of this Report.

Exhibit Number	Exhibit Description

3(i).1	Articles of Incorporation filed with the Nevada Secretary of State on October 29, 2007 (1)

3(i).2	Certificate of Amendment filed with the Nevada Secretary of State on August 24, 2010 (1)

3(i).3	Certificate of Amendment filed with the Nevada Secretary of State on April 17, 2013 (2)

3(i).4	Articles of Merger filed with the Nevada Secretary of State on December 6, 2013 (3)

3(ii).1	By-Laws (1)

10.1	Share Exchange Agreement dated June 28, 2013 with 1894632 Ontario Inc., Tropic Spa Inc. and the shareholders of Tropic Spa Inc. (4)

10.2	Amendment to Share Exchange Agreement dated February 17, 2015 with 1894632 Ontario Inc., Tropic Spa Inc. and the shareholders of Tropic Spa Inc. (5)

21	1894631 Ontario Inc. (Ontario, Canada), 1894632 Ontario Inc. (Ontario, Canada), Tropic Spa Inc. (Ontario, Canada)

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

Dated: November 30, 2015	TROPIC INTERNATIONAL INC.

	By:	/s/ John Marmora
John Marmora
President, Chief Executive Officer, Secretary, Treasurer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John Marmora	President, Chief Executive Officer, Secretary, Treasurer, Director	November 30, 2015
John Marmora

/s/ Azmatali Mehrali	Chief Financial Officer, Principal Accounting Officer	November 30, 2015
Azmatali Mehrali

