Form 10-Q
period 2015-11-30
TROPIC INTERNATIONAL INC.
filed 2016-01-14
CIK 844538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

or

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

As of January 14, 2016, the registrant’s outstanding common stock consisted of 12,264,146 shares.

2

Item 1. Financial Statements

Tropic International Inc.

Consolidated Financial Statements
For the Three Months Ended November 30, 2015

(Expressed in Canadian dollars)

(unaudited)

3

TROPIC INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	November 30, 2015	August 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash	$11,054	$8,336
Amounts receivable	9,408	3,681
Inventory	127,456	130,702
Prepaid expenses	3,300	3,300
Total current assets	151,218	146,019
Equipment, net (Note 6)	50,762	53,434
Intangible assets, net (Note 7)	4,033,324	4,121,771
Total assets	$4,235,304	$4,321,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (Notes 8 and 9)	$357,665	$292,390
Advances from shareholders (Notes 9 and 10)	428,242	425,175
Total current liabilities	785,907	717,565

Stockholders’ equity (Note 12):
Common stock	12,612	12,612
Stock subscribed	70,000	30,000
Additional paid-in capital	8,431,728	8,431,728
Deficit accumulated during the development stage	(5,064,943)	(4,870,681)
Total stockholders’ equity	3,449,397	3,603,659
Total liabilities and stockholders’ equity	$4,235,304	$4,321,224

Contingent liability (Note 15)

See accompanying notes to the consolidated financial statements.

TROPIC INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	For the Three Months Ended November 30,
	2015	2014
Revenue:
Sales	$563	$—
Total revenue	563	—

Production costs:
Amortization – patent	93,269	93,269
Consulting fees – production	7,200	7,800
Depreciation	2,672	3,340
Materials and supplies	4,339	2,626
Writedown of inventory	365	279
Total production costs	107,845	107,314
Gross loss	(107,282)	(107,314)

General and administration:
Consulting fees – management (Note 9)	46,196	46,375
Depreciation	—	1,443
Interest on advances from shareholders	3,067	2,421
Loss on foreign exchange	1,927	964
Marketing	4,260	2,227
Office and miscellaneous	4,600	5,347
Professional fees	20,602	11,588
Rent	3,300	3,300
Travel and entertainment	3,028	3,085
Total general and administration	86,980	76,750
Loss before income taxes	(194,262)	(184,064)
Income taxes	—	—
Net loss and comprehensive loss	$(194,262)	$(184,064)

Net loss per share – basic and diluted (Note 4)	$(0.02)	$(0.02)

Weighted-average number of shares outstanding	12,264,146	12,264,146

See accompanying notes to the consolidated financial statements.

TROPIC INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(EXPRESSED IN CANADIAN DOLLARS)
(UNAUDITED)

	For the Three Months Ended November 30,
	2015	2014

Cash Flows From Operating Activities
Net loss	$(194,262)	$(184,064)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization – patent	93,269	93,269
Depreciation	2,672	4,783
Writedown of inventory	365	279
Changes in assets and liabilities:
Amounts receivable	(5,727)	(5,743)
Inventory	2,881	1,215
Accounts payable and accrued liabilities	65,275	29,127
Interest on advances from shareholders (Notes 9 and 10)	3,067	2,421
Net cash used in operating activities	(32,460)	(58,713)

Cash Flows From Investing Activities
Patent costs	(4,822)	(4,975)
Net cash used in investing activities	(4,822)	(4,975)

Cash Flows From Financing Activities
Advances from shareholders	—	57,500
Stock subscriptions received	40,000	—
Net cash provided by financing activities	40,000	57,500

Increase (decrease) in cash during the period	2,718	(6,188)
Cash, beginning of period	8,336	18,018
Cash, end of period	$11,054	$11,830

See accompanying notes to the consolidated financial statements.

TROPIC INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	Common Stock		Shares	Additional paid-in	Deficit accumulated during the development	Total stockholders’
	* Shares	Amount	subscribed	capital	stage	equity
Balance at August 31, 2012	56,516,523	$7,932,201	$—	$—	$(2,488,050)	$5,444,151
Shares issued for cash	10,890,100	552,000	—	—	—	552,000
Shares issued in exchange for management services	32,593,377	16,297	—	—	—	16,297
Recapitalization on reverse takeover (see Notes 2 and 12):	—	(8,487,886)	—	8,431,728	—	(56,158)
Elimination of issued share capital of TSI	(100,000,000)	—	—	—	—	—
Establishment of issued share capital of RMI	12,264,146	—	—	—	—	—
Net loss	—	—	—	—	(781,639)	(781,639)
Balance at August 31, 2013	12,264,146	12,612	—	8,431,728	(3,269,689)	5,174,651
Net loss	—	—	—	—	(826,366)	(826,366)
Balance at August 31, 2014	12,264,146	12,612	—	8,431,728	(4,096,055)	4,348,285
Net loss	—	—	—	—	(774,626)	(774,626)
Shares subscribed	—	—	30,000	—	—	30,000
Balance at August 31, 2015	12,264,146	12,612	30,000	8,431,728	(4,870,681)	3,603,659
Net loss	—	—	—	—	(194,262)	(194,262)
Shares subscribed	—	—	40,000	—	—	40,000
Balance at November 30, 2015	12,264,146	$12,612	$70,000	$8,431,728	$(5,064,943)	$3,449,397

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

On December 6, 2013, the Company changed its name to Tropic International Inc. as a result of a merger with Tropic International Inc., a wholly-owned subsidiary incorporated solely to effect the name change. The accompanying consolidated financial statements include the results of operations of TSI and the Company for the three months ended November 30, 2015. The comparative amounts are the results of operations of the Company for the three months ended November 30, 2014.

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

The Company, through TSI, has patents pending which are in the process of being completed for Canada, China and the European Union. Costs incurred are recorded as intangible assets (see Note 7).

As reflected in the accompanying consolidated financial statements, the Company is in the development stage, has a net loss of $5,064,943 (August 31, 2015 - $4,870,681) since inception and has used cash in operations of $2,380,149 from inception. The Company has a working capital deficiency of $634,689 (August 31, 2015 - $571,546) and stockholders’ equity of $3,449,397 (August 31, 2015 - $3,603,659). This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to raise additional capital and to implement its business plan. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

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

Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain significant accounting policies. There have been no material changes to the Company’s significant accounting policies that are disclosed in the consolidated financial statements and notes thereto during the period ended November 30, 2015.

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

TROPIC INTERNATIONAL INC.

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

TROPIC INTERNATIONAL INC.

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

4. Loss Per Share

The following table sets forth the computation of loss per share:

	For the Three Months Ended November 30,
	2015	2014
Net loss per share:
Net loss	$(194,262)	$(184,064)
Weighted-average shares outstanding:
Common stock	12,264,146	12,264,146
Number of shares used in per share computations	12,264,146	12,264,146
Loss per share	$(0.02)	$(0.02)

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

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

6. Equipment, Net

Equipment, at cost, consisted of:

	November 30, 2015	August 31, 2015
Mould equipment	$155,300	$155,300
Website	28,875	28,875
Equipment at cost	184,175	184,175
Accumulated depreciation	(133,413)	(130,741)
Equipment, net	$50,762	$53,434

Depreciation was $2,672 and $4,783 for the three month periods ended November 30, 2015 and 2014, respectively.

7. Intangible Assets, Net

The following tables provide information regarding the Patent and patents pending:

	November 30, 2015
	Gross carrying amount	Accumulated amortization	Net carrying amount
United States Patent	$6,342,279	$2,331,719	$4,010,560
Patents pending	22,764	—	22,764
	$6,365,043	$2,331,719	$4,033,324

	August 31, 2015
	Gross carrying amount	Accumulated amortization	Net carrying amount
United States Patent	$6,342,279	$2,238,450	$4,103,829
Patents pending	17,942	—	17,942
	$6,360,221	$2,238,450	$4,121,771

Also see Note 1 Company Overview and Basis of Presentation.

During the period ended November 30, 2015, management identified the following indicators of impairment indicating that the Patent’s carrying amount might not be recoverable:

●	The inability to raise equity financing to implement its strategic plan; and

●	Operating and cash flow losses since the Company completed the development of its Patent.

Management performed a recoverability test and determined that the estimated undiscounted future cash flows are greater than the Patent’s carrying amount and that, accordingly, there is no impairment.

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

7. Intangible Assets, Net (cont’d)

As of November 30, 2015, amortization expense on intangible assets for the next five years was expected to be as follows:

Amount
Year ending:
2016	$279,806
2017	373,075
2018	373,075
2019	373,075
2020	373,075
Thereafter	2,261,218
Total	$4,033,324

8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of:

	November 30, 2015	August 31, 2015
Trade payables	$339,665	$279,890
Vendor accruals	18,000	12,500
Accounts payable and accrued liabilities	$357,665	$292,390

9. Related Party Transactions

The President of the Company advanced $nil during the three months ended November 30, 2015 (2014 - $7,500) and $7,500 to the Company during the year ended August 31, 2015 (2014 - $245,000). Advances payable to the President totaled $252,500 at November 30, 2015 (2014 - $252,500) and $252,500 at August 31, 2015 (2014 - $245,000). These advances are unsecured and bear interest at 3% per annum. Of this amount, $245,000 is due on demand and $7,500 has no repayment terms. Interest expense of $1,889 was accrued on these advances during the three months ended November 30, 2015 (2014 - $1,886) and $7,572 during the year ended August 31, 2015 (2014 - $3,310). Accrued interest payable to the President totaled $12,771 at November 30, 2015 (2014 - $5,196) and $10,882 at August 31, 2015 (2014 - $3,310).

Consulting fees paid or accrued as payable to a company controlled by the President of the Company were $22,100 and $22,100 for the three months ended November 30, 2015 and 2014, respectively.

At November 30, 2015, the Company owed $279,776 (2014 - $258,736) to its President, including the above advances and accrued interest and $14,505 (2014 - $1,040) for reimbursable expenses incurred on the Company’s behalf. At August 31, 2015, the Company owed $265,630 (2014 - $262,272) to its President, including the above advances and accrued interest and $2,248 (2014 - $13,962) for reimbursable expenses incurred on the Company’s behalf.

At November 30, 2015, the Company owed $100,300 (2014 - $11,900) in consulting fees to a company controlled by the President of the Company. At August 31, 2015, the Company owed $78,200 (2014 - $nil) in consulting fees to a company controlled by the President of the Company.

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

9. Related Party Transactions (cont’d)

All transactions with related parties occurred in the normal course of business and were measured at the exchange amount, which was the amount of consideration agreed upon between management and the related parties.

Also see Note 12.

10. Advances from Shareholders

Shareholders of the Company advanced $nil to the Company during the three months ended November 30, 2015 (2014 - $50,000) and $95,000 during the year ended August 31, 2015 (2014 - $62,500). Advances payable to shareholders totaled $157,500 at November 30, 2015 (2014 - $112,500) and $157,500 at August 31, 2015 (2014 - $62,500). These advances are unsecured and bear interest at 3% per annum. Of this amount, $12,500 is due on demand and $145,000 has no repayment terms. Interest expense of $1,178 was accrued on these advances during the three months ended November 30, 2015 (2014 - $535) and $4,065 during the year ended August 31, 2015 (2014 - $228). Accrued interest payable to shareholders totaled $5,471 at November 30, 2015 (2014 - $763) and $4,293 at August 31, 2015 (2014 - $228).

11. Commitments

On January 26, 2015, the Company renewed its premises lease dated November 11, 2011 for one additional year from February 1, 2015 to January 31, 2016 for a rental of $13,200 per year plus HST.

12. Stockholders’ Equity

The Company is authorized to issue 300,000,000 shares of common stock at a par value of $0.001.

At November 30, 2015 and August 31, 2015, the Company had 12,264,146 shares of common stock issued and outstanding.

On June 28, 2013, pursuant to the Exchange Agreement, RMI acquired 78,030,877 common shares of TSI in exchange for the issuance of 78,030,877 preferred shares of Subco to the Selling Shareholders on a one-for-one basis. As a result of the Exchange Agreement, TSI became the Company’s majority-owned subsidiary. Each preferred share of Subco is exchangeable into one share of the Company’s common stock at the option of the holder subject to certain restrictions. As at November 30, 2015 and August 31, 2015, none of the preferred shares had been exchanged. Accordingly, the number of shares of the Company’s common stock outstanding at November 30, 2015 is equal to the number of shares outstanding immediately prior to the consummation of the Exchange Agreement.

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

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

12. Stockholders’ Equity (cont’d)

Common Stock Issuances

During the three months ended November 30, 2015 and the year ended August 31, 2015, the Company issued no shares.

During the three months ended November 30, 2015, $40,000 (2014 - $nil) in stock subscriptions were received pursuant to three individual private placements. These subscriptions are for a total of 160,000 units of the Company at a price of $0.25 per unit. Each unit consists of one share of the Company’s common stock and one warrant to purchase one share of common stock exercisable at a price of $0.40 per share for a period to be determined.

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

14. Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10, which amended Accounting Standards Codification (“ASC”) Topic 915, Development Stage Entities. The amendment eliminates certain financial reporting requirements surrounding development stage entities, including an amendment to the variable interest entities guidance in ASC Topic 810, Consolidation. The amendment removes the definition of a development stage entity from the ASC, thereby removing the financial reporting distinction between development stage entities and other entities from U.S. GAAP. Consequently, the amendment eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose the first year in which the entity is no longer a development stage entity. This amendment is effective for fiscal years beginning after December 15, 2014, and interim periods therein. The Company adopted this amendment effective September 1, 2015 and, as a result, the Company is no longer presenting or disclosing the information previously required under Topic 915. The adoption of this amendment alters the disclosure requirements of the Company, but it does not have any impact on the Company’s financial position or results of operations for the current or any prior reporting period.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company is currently assessing the impact the adoption of ASU 2014-15 will have on its financial statements and related disclosures.

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

14. Accounting Pronouncements (cont’d)

In July 2015, the FASB issued ASU No. 2015-11, which amended ASC Topic 330, Inventory. The amendment simplifies the measurement of inventory, applying to inventories for which cost is determined by methods other than last-in first-out (LIFO) and the retail inventory method (RIM), specifying that an entity should measure inventory at the lower of cost and net realizable value instead of at the lower of cost or market. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, and interim periods therein. The Company is currently assessing the impact the adoption of the amendment will have on its financial statements and related disclosures.

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

This Report includes our interim unaudited consolidated financial statements as at and for the three months ended November 30, 2015. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All financial information in this Report is presented in Canadian dollars, unless otherwise indicated, and should be read in conjunction with our interim unaudited consolidated financial statements and the notes thereto included in this Report.

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

Results of Operations

Revenue

During the three months ended November 30, 2015, we generated $563 in revenue, all of which was in the form of sales revenue, whereas we did not generate any revenue during the same period in 2014.

Production Costs

During the three months ended November 30, 2015, we incurred production costs of $107,845 which, when subtracted from the revenue we generated during the period, resulted in a gross loss of $107,282. During the three months ended November 30, 2014, we incurred production costs and a gross loss of $107,314. Our production costs during both periods were relatively consistent and were attributable to a combination of Patent amortization ($93,269 in each of the current period and the prior period), production-related consulting fees ($7,200 in the current period vs. $7,800 in the prior period), depreciation ($2,672 in the current period vs. $3,340 in the prior period), materials and supplies ($4,339 in the current period vs. $2,626 in the prior period) and writedowns of inventory ($365 in the current period vs. $279 in the prior period).

Expenses

During the three months ended November 30, 2015, we incurred $86,980 in total expenses, compared to $76,750 during the same period in 2014. All the expenses we incurred during both periods were general and administrative in nature.

Our expenses during the three months ended November 30, 2015 consisted of $46,196 in management-related consulting fees, $20,602 in professional fees, $4,600 in office and miscellaneous expenses, $4,260 in marketing expenses, $3,300 in rent, $3,067 in interest on advances from shareholders, $3,028 in travel and entertainment expenses and $1,927 in foreign exchange loss. During the same period in the prior year, our expenses included $46,375 in management-related consulting fees, $11,588 in professional fees, $5,347 in office and miscellaneous expenses, $2,227 in marketing expenses, $3,300 in rent, $2,421 in interest on advances from shareholders, $3,085 in travel and entertainment expenses and $964 in foreign exchange loss. We also incurred $1,443 in depreciation expense during the three months ended November 30, 2014. Apart from the $9,014 increase in our professional fees, our expenses were therefore relatively consistent from period to period.

Net Loss

During the three months ended November 30, 2015, we incurred a net loss and comprehensive loss of $194,262 and a net loss per share of $0.02. During the same period in the prior year, we experienced a net loss and comprehensive loss of $184,064 and a net loss per share of $0.02.

Liquidity and Capital Resources

As of November 30, 2015, we had $11,054 in cash, $151,218 in current assets, $4,235,304 in total assets, $785,907 in current and total liabilities and a working capital deficiency of $634,689. As of that date, we also had an accumulated deficit of $5,064,943.

During the three months ended November 30, 2015, we spent $32,460 in cash on operating activities, compared to $58,713 in cash spending on operating activities during the same period in the prior year. The decrease of approximately 45% in our cash spending on operating activities between the two periods was primarily attributable to certain changes in our assets and liabilities, and in particular a substantial increase in our accounts payable and accrued liabilities.

We spent $4,822 in cash on investing activities during the three months ended November 30, 2015, compared to cash spending of $4,975 on investing activities during the same period in the prior year. In each case, all of our spending was associated with patent costs.

During the three months ended November 30, 2015, we received $40,000 in cash from financing activities, compared to receiving $57,500 in cash from financing activities during the same period in the prior year. All of the cash we received from financing activities during the current period was in the form of stock subscriptions received, whereas all the cash we received during the prior period was in the form of advances from shareholders.

During the three months ended November 30, 2015, our cash increased by $2,718 due to a combination of our operating, investing and financing activities.

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

Going Concern

Our financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. As at November 30, 2015, we had a working capital deficiency of $634,689 and an accumulated deficit of $5,064,943. Our continuation as a going concern is dependent upon the continued financial support from our stockholders, our ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the period ended November 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are filed as a part of this Report:

Exhibit Number	Exhibit Description

3(i).1	Articles of Incorporation filed with the Nevada Secretary of State on October 29, 2007 (1)

3(i).2	Certificate of Amendment filed with the Nevada Secretary of State on August 24, 2010 (1)

3(i).3	Certificate of Amendment filed with the Nevada Secretary of State on April 17, 2013 (2)

3(i).4	Articles of Merger filed with the Nevada Secretary of State on December 6, 2013 (3)

3(ii).1	By-Laws (1)

10.1	Share Exchange Agreement dated June 28, 2013 with 1894632 Ontario Inc., Tropic Spa Inc. and the shareholders of Tropic Spa Inc. (4)

10.2	Amendment to Share Exchange Agreement dated February 17, 2015 with 1894632 Ontario Inc., Tropic Spa Inc. and the shareholders of Tropic Spa Inc. (5)

21	1894631 Ontario Inc. (Ontario, Canada), 1894632 Ontario Inc. (Ontario, Canada), Tropic Spa Inc. (Ontario, Canada)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

(1)	Incorporated by reference from our registration statement on Form 10, filed with the SEC on October 15, 2010.

(2)	Incorporated by reference from our quarterly report on Form 10-Q, filed with the SEC on June 20, 2013.

(3)	Incorporated by reference from our annual report on Form 10-K, filed with the SEC on December 9, 2013.

(4)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on July 3, 2013.

(5)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on February 19, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 14, 2016	TROPIC INTERNATIONAL INC.

	By:	/s/ John Marmora
John Marmora
President, Chief Executive Officer, Secretary, Treasurer, Director

