Form 10-Q
period 2016-02-29
TROPIC INTERNATIONAL INC.
filed 2016-04-14
CIK 844538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

or

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

As of April 14, 2016, the registrant’s outstanding common stock consisted of 12,264,146 shares.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Tropic International Inc.

Consolidated Financial Statements

For the Six Months Ended February 29, 2016

(Expressed in Canadian dollars)

(unaudited)

3

TROPIC INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	February 29, 2016	August 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash	$15,487	$8,336
Amounts receivable	4,183	3,681
Inventory	124,806	130,702
Prepaid expenses	3,300	3,300
Total current assets	147,776	146,019
Equipment, net (Note 6)	48,091	53,434
Intangible assets, net (Note 7)	3,938,484	4,121,771
Total assets	$4,134,351	$4,321,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (Notes 8 and 9)	$488,075	$292,390
Advances from shareholders (Notes 9 and 10)	436,333	425,175
Total current liabilities	924,408	717,565

Stockholders’ equity (Note 12):
Common stock	12,612	12,612
Stock subscribed	105,531	30,000
Additional paid-in capital	8,431,728	8,431,728
Deficit	(5,339,928)	(4,870,681)
Total stockholders’ equity	3,209,943	3,603,659
Total liabilities and stockholders’ equity	$4,134,351	$4,321,224

Contingent liability (Note 15)

See accompanying notes to the consolidated financial statements.

TROPIC INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	For the Six Months Ended
	February 29, 2016	February 28, 2015
Revenue:
Sales	$813	$445

Production costs:
Amortization - patent	187,085	186,538
Consulting fees – production	15,600	15,600
Depreciation	5,343	6,679
Materials and supplies	7,272	4,629
Writedown of inventory	365	314
Total production costs	215,665	213,760
Gross loss	(214,852)	(213,315)

General and administration:
Consulting fees – management (Note 9)	162,127	92,525
Depreciation	—	2,887
Interest on advances from shareholders	6,158	5,436
Loss on foreign exchange	2,514	3,584
Marketing	7,967	7,508
Office and miscellaneous	11,269	11,894
Professional fees	43,531	25,381
Rent	6,600	6,600
Travel and entertainment	6,471	5,198
Trust and filing fees	964	—
Total general and administration	247,601	161,013
Loss before other item and income taxes	(462,453)	(374,328)
Other item:
Writedown of patent costs (Note 7)	(6,794)	—
Loss before income taxes	(469,247)	(374,328)
Income taxes	—	—
Net loss and comprehensive loss	$(469,247)	$(374,328)

Net loss per share – basic and diluted (Note 4)	$(0.04)	$(0.03)

Weighted-average number of shares outstanding	12,264,146	12,264,146

See accompanying notes to the consolidated financial statements.

TROPIC INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	For the Six Months Ended
	February 29, 2016	February 28, 2015
Cash Flows From Operating Activities
Net loss	$(469,247)	$(374,328)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization – patent	187,085	186,538
Depreciation	5,343	9,566
Writedown of inventory	365	314
Writedown of patent costs	6,794	—
Changes in assets and liabilities:
Amounts receivable	(502)	(8,716)
Inventory	5,531	3,162
Prepaid expenses	—	(1,200)
Accounts payable and accrued liabilities	195,685	89,092
Interest accrued on advances from shareholders	6,158	5,436
Net cash used in operating activities	(62,788)	(90,136)

Cash Flows From Investing Activities
Patent costs	(10,592)	(6,038)
Net cash used in investing activities	(10,592)	(6,038)

Cash Flows From Financing Activities
Advances from shareholders	5,000	102,500
Stock subscriptions received	75,531	—
Net cash provided by financing activities	80,531	102,500

Increase in cash during the period	7,151	6,326
Cash, beginning of period	8,336	18,018
Cash, end of period	$15,487	$24,344

See accompanying notes to the consolidated financial statements.

TROPIC INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	Common Stock
	* Shares	Amount	Stock subscribed	Additional paid-in capital	Deficit	Total stockholders’ equity
Balance at August 31, 2012	56,516,523	$7,932,201	$—	$—	$(2,488,050)	$5,444,151
Shares issued for cash	10,890,100	552,000	—	—	—	552,000
Shares issued in exchange for management services	32,593,377	16,297	—	—	—	16,297
Recapitalization on reverse takeover (see Notes 2 and 12):	—	(8,487,886)	—	8,431,728	—	(56,158)
Elimination of issued share capital of TSI	(100,000,000)	—	—	—	—	—
Establishment of issued share capital of RMI	12,264,146	—	—	—	—	—
Net loss	—	—	—	—	(781,639)	(781,639)
Balance at August 31, 2013	12,264,146	12,612	—	8,431,728	(3,269,689)	5,174,651
Net loss	—	—	—	—	(826,366)	(826,366)
Balance at August 31, 2014	12,264,146	12,612	—	8,431,728	(4,096,055)	4,348,285
Net loss	—	—	—	—	(774,626)	(774,626)
Shares subscribed	—	—	30,000	—	—	30,000
Balance at August 31, 2015	12,264,146	12,612	30,000	8,431,728	(4,870,681)	3,603,659
Net loss	—	—	—	—	(469,247)	(469,247)
Shares subscribed	—	—	75,531	—	—	75,531
Balance at February 29, 2016	12,264,146	$12,612	$105,531	$8,431,728	$(5,339,928)	$3,209,943

*The above presentation reflects the issued share capital of TSI until the completion of the capital transaction, at which point it is adjusted to reflect the share capital of the legal parent company RMI.

See accompanying notes to the consolidated financial statements.

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

1. Company Overview and Basis of Presentation

Nature and History of Operations

Tropic International, Inc. (formerly Rockford Minerals, Inc.) (the “Company”) was incorporated under the laws of the state of Nevada on October 29, 2007. The Company was a natural resource exploration company with an objective of acquiring, exploring and, if warranted and feasible, developing natural resource properties. Activities during the exploration stage included developing the business plan and raising capital.

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

On December 6, 2013, the Company changed its name to Tropic International Inc. as a result of a merger with Tropic International Inc., a wholly-owned subsidiary incorporated solely to effect the name change. The accompanying consolidated financial statements include the results of operations of TSI and the Company for the six month periods ended February 29, 2016 and February 29, 2015.

On September 3, 2014, the Company’s shares became eligible for quotation on the OTCQB under the symbol TRPO.

On November 19, 2007, TSI entered into Share Subscription Agreements (the “Agreements”) with MCM Consulting Ltd., Nandoor Enterprises Ltd., Sierra Tan Ltd., Sunshower Incorporated, Sunshower International Corporation and Tropic Spa Group Inc. (the “Originating Companies”). Pursuant to the terms of the Agreements, the Originating Companies subscribed for, in aggregate, 18,202,503 common shares of TSI valued at $3,657,175. This assigned value was the cost to the Originating Companies, as of that date, of developing a Home Mist Tanning system and the application for and acquisition of a United States Patent “Apparatus for Spray Application of a Sunless Tanning Product” (the “U.S. Patent”). The Agreements included a triggering event (a “Triggering Event”) which was defined to mean the occurrence of any of the following events:

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

On April 9, 2009, the Board of Directors of TSI (the “Board”) resolved that the Triggering Event had occurred and approved and issued a Notification of Triggering Event to the shareholders of the Originating Companies. The decision to exercise the Triggering Event was driven by three factors:

●	The approval of the U.S. Patent;

●	Delivery of the final production model on or before April 21, 2009; and

●	Implementation of an aggressive marketing strategy.

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

1. Company Overview and Basis of Presentation (cont’d)

After November 19, 2007, and subsequent to the execution of the Agreements, Tropic Spa Group Inc. (“TSGI”) incurred an additional $2,685,104 on the continued development of the Home Mist Tanning system and the application for and acquisition of the U.S. Patent. On March 11, 2013, TSI executed a second Share Subscription Agreement (the “Second Agreement”) with TSGI to cover the common shares of TSI issued to the shareholders of TSGI in respect of the additional costs incurred. Pursuant to the terms of the Second Agreement, TSGI subscribed for 26,034,520 common shares valued at $3,155,462 covering the period from November 20, 2007 to June 2010. Of these amounts, 3,880,745 common shares are for $470,358 received directly by TSI. The value assigned to the carrying value of the U.S. Patent, during the year ended August 31, 2010, was $2,685,104 ($3,155,462 less $470,358). The total value assigned to the carrying value of the U.S. Patent pursuant to the Agreements and the Second Agreement, collectively, was $6,342,279.

On October 16, 2014, the Company, through TSI, obtained an Australian patent (the “Australian Patent”), incurring application costs of $4,975.

The Company, through TSI, has patents pending which are in the process of being completed for Canada and China. Costs incurred are recorded as intangible assets (see Note 7).

As reflected in the accompanying consolidated financial statements, the Company has a deficit of $5,339,928 (August 31, 2015 - $4,870,681) since inception, a working capital deficiency of $776,632 (August 31, 2015 - $571,546) and stockholders’ equity of $3,209,943 (August 31, 2015 - $3,603,659). This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to raise additional capital and to implement its business plan. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

2. Reverse Takeover

On June 28, 2013 (the “Closing Date”), the Company, its wholly-owned subsidiary 1894632 Ontario Inc. (“Subco”) and TSI entered into a share exchange agreement (the “Exchange Agreement”) with certain of the shareholders of TSI (the “Selling Shareholders”) pursuant to which the Company acquired 78,030,877 common shares, or approximately 78% of the issued and outstanding shares, of TSI in exchange for the issuance of 78,030,877 preferred shares of Subco to the Selling Shareholders on a one-for-one basis. Each one preferred share of Subco is exchangeable into one share of the Company’s common stock at the option of the holder subject to the following restrictions:

●	The Selling Shareholders require the written consent of Subco to exchange, sell or otherwise dispose of, directly or indirectly, any of their preferred shares of Subco until the six month anniversary of the Closing Date;

●	Within 30 days of that time, and provided TSI has generated at least $1,000,000 in gross revenue during the preceding six month period, Subco shall permit the Selling Shareholders to require Subco to redeem an aggregate of 1% of its then-outstanding preferred shares on a pro-rata basis; and

●	Within 30 days of each six month anniversary of the Closing Date until June 30, 2017, on which date all restrictions on the preferred shares shall automatically expire unless extended by the Selling Shareholders, Subco shall grant the holders of its preferred shares a permission identical to the one above.

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

Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain significant accounting policies. There have been no material changes to the Company’s significant accounting policies that are disclosed in the consolidated financial statements and notes thereto during the period ended February 29, 2016.

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

Intangible Assets

The U.S. Patent is recorded at the value attributed to the shares issued to the Originating Companies and shareholders of TGSI less accumulated amortization. The U.S. Patent was issued on September 29, 2009 and is effective until September 29, 2026. The Australian Patent is recorded at the application costs incurred less accumulated amortization. The Australian Patent was issued on October 16, 2014 and is effective until April 5, 2027. Upon expiration, the patents can be extended subject to certain changes required to secure the extension. Although the effects of obsolescence, demand, competition and other economic factors (such as stability of the industry, technological advances and legislative action that results in an uncertain or changing regulatory environment) can have an adverse effect on the industry and the Company’s product, management is not currently aware of any known adverse factors that will affect the Company in the future.

Costs incurred for patents which are in the process of being completed will be amortized over the life of the patent when the patent is issued.

The Company does not believe that there are any limits to how long its Home Mist Tanning units can sell in the market place. While it expects to be able to secure extensions for its patents prior to expiry, this cannot be predicted with certainty at this time. Accordingly, management has determined that the best estimate of the useful life of the U.S. Patent is 17 years and the Australian Patent is 13 years. At this time, the Company does not believe that the patents will have a residual value at the end of their useful lives.

Definite-lived intangible assets are required to be amortized using a method that reflects the pattern in which the economic benefits of the patents are consumed or utilized. At this time, management is not able to determine with any amount of certainty the number of Home Mist Tanning units that will be sold over the useful lives of the patents. Accordingly, the patents are being amortized on a straight-line basis over the period of their useful lives.

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

3. Summary of Significant Accounting Policies (cont’d)

Intangible assets subject to amortization are required to be reviewed for impairment. An impairment loss must be recognized if the intangible asset’s carrying amount is not recoverable and the carrying amount exceeds fair value. The Company applies the following three-step process to identify, recognize and measure impairment of the patents:

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

Sales and Other Revenue

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

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

4. Loss Per Share

The following table sets forth the computation of loss per share:

	For the Six Months Ended
	February 29, 2016	February 28, 2015
Net loss per share:
Net loss	$(469,247)	$(374,328)
Weighted-average shares outstanding:
Common stock	12,264,146	12,264,146
Number of shares used in per share computations	12,264,146	12,264,146
Loss per share	$(0.04)	$(0.03)

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

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

6. Equipment, Net

Equipment, at cost, consisted of:

	February 29, 2016	August 31, 2015
Mould equipment	$155,300	$155,300
Website	28,875	28,875
Equipment at cost	184,175	184,175
Accumulated depreciation	(136,084)	(130,741)
Equipment, net	$48,091	$53,434

Depreciation was $5,343 and $9,566 for the six month periods ended February 29, 2016 and February 28, 2015, respectively.

7. Intangible Assets, Net

The following tables provide information regarding the patents and patents pending:

	February 29, 2016
	Gross carrying amount	Accumulated amortization	Writedowns	Net carrying amount
United States Patent	$6,342,279	$2,424,988	$—	$3,917,291
Australian Patent	4,975	547	—	4,428
Patents pending	23,559	—	6,794	16,765
	$6,370,813	$2,425,535	$6,794	$3,938,484

	August 31, 2015
	Gross carrying amount	Accumulated amortization	Net carrying amount
United States Patent	$6,342,279	$2,238,450	$4,103,829
Patents pending	17,942	—	17,942
	$6,360,221	$2,238,450	$4,121,771

Also see Note 1 Company Overview and Basis of Presentation.

During the period ended February 29, 2016, management identified the following indicators of impairment indicating that the patents’ carrying amounts might not be recoverable:

●	The inability to raise equity financing to implement its strategic plan; and

●	Operating and cash flow losses since the Company completed the development of the U.S. Patent.

Management performed a recoverability test and determined that the estimated undiscounted future cash flows are greater than the patents’ carrying amounts and that, accordingly, there is no impairment.

As of February 29, 2016, amortization expense on intangible assets for the next five years was expected to be as follows:

Amount
Year ending:
2016	$186,736
2017	373,473
2018	373,473
2019	373,473
2020	373,473
Thereafter	2,241,091
Total	$3,921,719

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of:

	February 29, 2016	August 31, 2015
Trade payables	$464,575	$279,890
Vendor accruals	23,500	12,500
Accounts payable and accrued liabilities	$488,075	$292,390

9. Related Party Transactions

The President of the Company advanced $5,000 during the six months ended February 29, 2016 (February 28, 2015 - $7,500) and $7,500 to the Company during the year ended August 31, 2015 (2014 - $245,000). Advances payable to the President totaled $257,500 at February 29, 2016 (February 28, 2015 - $252,500) and $252,500 at August 31, 2015 (2014 - $245,000). These advances are unsecured and bear interest at 3% per annum. Of this amount, $245,000 is due on demand and $12,500 has no repayment terms. Interest expense of $3,802 was accrued on these advances during the six months ended February 29, 2016 (February 28, 2015 - $3,698) and $7,572 during the year ended August 31, 2015 (2014 - $3,310). Accrued interest payable to the President totaled $14,684 at February 29, 2016 (February 28, 2015 - $7,008) and $10,882 at August 31, 2015 (2014 - $3,310).

Consulting fees paid or accrued as payable to a company controlled by the President of the Company were $59,600 and $44,200 for the six months ended February 29, 2016 and February 28, 2015, respectively.

Consulting fees accrued as payable to a company controlled by the CFO of the Company were $25,000 and $nil for the six months ended February 29, 2016 and February 28, 2015, respectively.

At February 29, 2016, the Company owed $287,818 (February 28, 2015 - $264,803) to its President, including the above advances and accrued interest and $15,634 (February 28, 2015 - $5,295) for reimbursable expenses incurred on the Company’s behalf. At August 31, 2015, the Company owed $265,630 (2014 - $262,272) to its President, including the above advances and accrued interest and $2,248 (2014 - $13,962) for reimbursable expenses incurred on the Company’s behalf.

At February 29, 2016, the Company owed $137,800 (February 28, 2015 - $34,000) in consulting fees to a company controlled by the President of the Company. At August 31, 2015, the Company owed $78,200 (2014 - $nil) in consulting fees to a company controlled by the President of the Company.

At February 29, 2016, the Company owed $25,000 (February 8, 2015 - $nil) in consulting fees to a company controlled by the CFO of the Company.

All transactions with related parties occurred in the normal course of business and were measured at the exchange amount, which was the amount of consideration agreed upon between management and the related parties.

Also see Note 12.

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

10. Advances from Shareholders

Shareholders of the Company advanced $nil to the Company during the six months ended February 29, 2016 (February 28, 2015 - $95,000) and $95,000 during the year ended August 31, 2015 (2014 - $62,500). Advances payable to shareholders totaled $157,500 at February 29, 2016 (February 28, 2015 - $157,500) and $157,500 at August 31, 2015 (2014 - $62,500). These advances are unsecured and bear interest at 3% per annum. Of this amount, $12,500 is due on demand and $145,000 has no repayment terms. Interest expense of $2,356 was accrued on these advances during the six months ended February 29, 2016 (February 28, 2015 - $1,738) and $4,065 during the year ended August 31, 2015 (2014 - $228). Accrued interest payable to shareholders totaled $6,649 at February 29, 2016 (February 28, 2015 - $1,966) and $4,293 at August 31, 2015 (2014 - $228).

11. Commitments

Pursuant to a consulting agreement entered into on November 16, 2015 with Edgewater Consulting Corp. (“ECC”), the Company is required to cause Subco to issue 1,500,000 exchangeable preferred shares to ECC. On the one year anniversary of the agreement, the Company shall cause an additional 1,500,000 exchangeable preferred shares to be issued to ECC. If ECC ceases to be engaged by the Company on the six month anniversary of either date, the issuance of these shares can be automatically rescinded.

On February 4, 2016, the Company entered into a consulting agreement with a company (the “Consultant”), whereby the Consultant, through its principal, is to provide to the Company assistance in developing marketing plans, raising capital, and other strategic planning. This agreement runs for three years, with the Company to pay to the Consultant US$10,000 at the agreement date (paid), US$10,000 30 days following the agreement date (paid), and another US$5,000 30 days thereafter, as well as a 10% cash commission on sales facilitated by the Consultant and an 8% cash and warrants commission for the sale of equity securities to investors introduced by the Consultant. If the Consultant raises an aggregate of $2,000,000 in gross proceeds from the sale of equity securities to investors, the Company shall appoint the principal of the Consultant as Company CEO.

On February 10, 2016, the Company renewed its premises lease dated November 11, 2011 for one additional year from February 1, 2016 to January 31, 2017 for a rental of $13,200 per year plus HST.

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

12. Stockholders’ Equity

The Company is authorized to issue 300,000,000 shares of common stock at a par value of $0.001.

At February 29, 2016 and August 31, 2015, the Company had 12,264,146 shares of common stock legally issued and outstanding.

On June 28, 2013, pursuant to the Exchange Agreement, RMI acquired 78,030,877 common shares of TSI in exchange for the issuance of 78,030,877 preferred shares of Subco to the Selling Shareholders on a one-for-one basis. As a result of the Exchange Agreement, TSI became the Company’s majority-owned subsidiary. Each preferred share of Subco is exchangeable into one share of the Company’s common stock at the option of the holder subject to certain restrictions. As at February 29, 2016 and August 31, 2015, none of the preferred shares had been exchanged. Accordingly, the number of shares of the Company’s common stock outstanding at February 29, 2016 is equal to the number of shares outstanding immediately prior to the consummation of the Exchange Agreement.

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

Common Stock Issuances

During the six months ended February 29, 2016 and the year ended August 31, 2015, the Company issued no shares.

During the six months ended February 29, 2016, $75,531 (February 28, 2015 - $nil) in stock subscriptions were received pursuant to five individual private placements. These subscriptions are for a total of:

●	160,000 units of the Company at a price of $0.25 per unit. Each unit consists of one share of the Company’s common stock and one warrant to purchase one share of common stock exercisable at a price of $0.40 per share for a period to be determined.

●	100,000 units of the Company at a price of US$0.25 per unit. Each unit consists of one share of the Company’s common stock and one warrant to purchase one share of common stock exercisable at a price of US$0.40 per share for a period to be determined.

During the year ended August 31, 2015, $30,000 (2014 - $nil) in stock subscriptions were received pursuant to three individual private placements. These subscriptions were for a total of 120,000 units of the Company at a price of $0.25 per unit. Each unit consists of one share of the Company’s common stock and one warrant to purchase one share of common stock exercisable at a price of $0.40 per share for a period to be determined.

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

In July 2015, the FASB issued ASU No. 2015-11, which amended Accounting Standards Codification (“ASC”) Topic 330 Inventory. The amendment simplifies the measurement of inventory, applying to inventories for which cost is determined by methods other than last-in first-out (LIFO) and the retail inventory method (RIM), specifying that an entity should measure inventory at the lower of cost and net realizable value instead of at the lower of cost or market. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, and interim periods therein. The Company is currently assessing the impact the adoption of the amendment will have on its financial statements and related disclosures.

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

This Report includes our interim unaudited consolidated financial statements as at and for the three and six months ended February 29, 2016. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All financial information in this Report is presented in Canadian dollars, unless otherwise indicated, and should be read in conjunction with our interim unaudited consolidated financial statements and the notes thereto included in this Report.

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

Overview

We are a development stage company in the business of developing and commercializing an innovative home mist tanning system. Our goal is to market a unique system for convenient home use that delivers a full-body application and eliminates the harmful health effects associated with traditional tanning beds. To date, we have finalized the design of our product, applied for and acquired a United States Patent for it entitled “Apparatus for Spray Application of a Sunless Tanning Product” (the “U.S. Patent”) and an Australian patent entitled “Automated mist tanning apparatus” (the “Australian Patent”) and have patents pending which are in the process of being completed for Canada and China. We have also prepared our product for market and completed two phases of test marketing initiatives, and we are currently preparing to launch a comprehensive three-phase marketing strategy.

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

Results of Operations

Revenue

During the six months ended February 29, 2016, we generated $813 in revenue, all of which was in the form of sales revenue, compared to $445 during the same period in 2015.

Production Costs

During the six months ended February 29, 2016, we incurred production costs of $215,665 which, when subtracted from the revenue we generated during the period, resulted in a gross loss of $214,852. During the six months ended February 28, 2015, we incurred production costs of $213,760 and a gross loss of $213,315. Our production costs during both periods were relatively consistent and were attributable to a combination of patent amortization ($187,085 in the current period vs. $186,538 in the prior period), production-related consulting fees ($15,600 in both the current period and the prior period), depreciation ($5,343 in the current period vs. $6,679 in the prior period), materials and supplies ($7,272 in the current period vs. $4,629 in the prior period) and writedowns of inventory ($365 in the current period vs. $314 in the prior period).

Expenses

During the six months ended February 29, 2016, we incurred $247,601 in total expenses, compared to $161,013 during the same period in 2015. All the expenses we incurred during both periods were general and administrative in nature.

Our expenses during the six months ended February 29, 2016 consisted of $162,127 in management-related consulting fees, $43,531 in professional fees, $11,269 in office and miscellaneous expenses, $7,967 in marketing expenses, $6,600 in rent, $6,158 in interest on advances from shareholders, $6,471 in travel and entertainment expenses, $2,514 in foreign exchange loss and $964 in trust and filing fees. During the same period in the prior year, our expenses included $92,525 in management-related consulting fees, $25,381 in professional fees, $11,894 in office and miscellaneous expenses, $7,508 in marketing expenses, $6,600 in rent, $5,436 in interest on advances from shareholders, $5,198 in travel and entertainment expenses, $3,584 in foreign exchange loss and $2,887 in depreciation. Apart from the $60,602 and $18,150 increases in our management-related consulting fees and professional fees, respectively, which were primarily attributable to consulting fees accrued to a company controlled by our new Chief Financial Officer and the general increase in our operations during the current period, our expenses were relatively consistent from period to period.

During the six months ended February 29, 2016, we also incurred a $6,794 writedown of patent costs.

Net Loss

During the six months ended February 29, 2016, we incurred a net loss and comprehensive loss of $469,453 and a net loss per share of $0.04. During the same period in the prior year, we experienced a net loss and comprehensive loss of $374,328 and a net loss per share of $0.03.

Liquidity and Capital Resources

As of February 29, 2016, we had $15,487 in cash, $147,776 in current assets, $4,134,351 in total assets, $924,408 in current and total liabilities and a working capital deficiency of $776,632. As of that date, we also had an accumulated deficit of $5,339,928.

During the six months ended February 29, 2016, we spent $62,788 in cash on operating activities, compared to $90,136 in cash spending on operating activities during the same period in the prior year. The decrease of approximately 30% in our cash spending on operating activities between the two periods was primarily attributable to certain changes in our assets and liabilities, and in particular a substantial increase in our accounts payable and accrued liabilities.

We spent $10,592 in cash on investing activities during the six months ended February 29, 2016, compared to cash spending of $6,038 on investing activities during the same period in the prior year. In each case, all of our spending was associated with patent costs.

During the six months ended February 29, 2016, we received $80,531 in cash from financing activities, compared to receiving $102,500 in cash from financing activities during the same period in the prior year. Substantially all of the cash we received from financing activities during the current period was in the form of stock subscriptions received, whereas all the cash we received during the prior period was in the form of advances from shareholders.

During the six months ended February 29, 2016, our cash increased by $7,151 due to a combination of our operating, investing and financing activities.

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

Intangible Assets

The U.S. Patent is recorded at the value attributed to the shares issued to the Originating Companies and shareholders of TGSI less accumulated amortization. The U.S. Patent was issued on September 29, 2009 and is effective until September 29, 2026. The Australian Patent is recorded at the application costs incurred less accumulated amortization. The Australian Patent was issued on October 16, 2014 and is effective until April 5, 2027. Upon expiration, the patents can be extended subject to certain changes required to secure the extension. Although the effects of obsolescence, demand, competition and other economic factors (such as stability of the industry, technological advances and legislative action that results in an uncertain or changing regulatory environment) can have an adverse effect on the industry and our product, management is not currently aware of any known adverse factors that will affect us in the future.

Costs incurred for patents which are in the process of being completed will be amortized over the life of the patent when the patent is issued.

We do not believe that there are any limits to how long our Home Mist Tanning units can sell in the market place. While we expect to be able to secure extensions for our patents prior to expiry, this cannot be predicted with certainty at this time. Accordingly, management has determined that the best estimate of the useful life of the U.S. Patent is 17 years and the Australian Patent is 13 years. At this time, we do not believe that the patents will have a residual value at the end of their useful lives.

Definite-lived intangible assets are required to be amortized using a method that reflects the pattern in which the economic benefits of the patents are consumed or utilized. At this time, management is not able to determine with any amount of certainty the number of Home Mist Tanning units that will be sold over the useful life of the patents. Accordingly, the patents are being amortized on a straight-line basis over the period of their useful lives.

Intangible assets subject to amortization are required to be reviewed for impairment. An impairment loss must be recognized if the intangible asset’s carrying amount is not recoverable and the carrying amount exceeds fair value. We apply the following three-step process to identify, recognize and measure impairment of the patents:

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

Going Concern

Our financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. As at February 29, 2016, we had a working capital deficiency of $776,632 and an accumulated deficit of $5,339,928. Our continuation as a going concern is dependent upon the continued financial support from our stockholders, our ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the period ended February 29, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: April 14, 2016	TROPIC INTERNATIONAL INC.

	By:	/s/ John Marmora
John Marmora
President, Chief Executive Officer, Secretary, Treasurer, Director

