Form 10-Q/A
period 2016-02-29
TROPIC INTERNATIONAL INC.
filed 2016-04-15
CIK 844538

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the quarterly report on Form 10-Q of Tropic International Inc. for the period ended February 29, 2016 and filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2016 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q continues to speak as of the filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to that date, and does not modify or update any related disclosures made in the Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3(i).1	Articles of Incorporation filed with the Nevada Secretary of State on October 29, 2007 (1)
3(i).2	Certificate of Amendment filed with the Nevada Secretary of State on August 24, 2010 (1)
3(i).3	Certificate of Amendment filed with the Nevada Secretary of State on April 17, 2013 (2)
3(i).4	Articles of Merger filed with the Nevada Secretary of State on December 6, 2013 (3)
3(ii).1	By-Laws (1)
10.1	Share Exchange Agreement dated June 28, 2013 with 1894632 Ontario Inc., Tropic Spa Inc. and the shareholders of Tropic Spa Inc. (4)
10.2	Amendment to Share Exchange Agreement dated February 17, 2015 with 1894632 Ontario Inc., Tropic Spa Inc. and the shareholders of Tropic Spa Inc. (5)
21	1894631 Ontario Inc. (Ontario, Canada), 1894632 Ontario Inc. (Ontario, Canada), Tropic Spa Inc. (Ontario, Canada)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (6)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (6)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

(1)	Incorporated by reference from our registration statement on Form 10, filed with the SEC on October 15, 2010.

(2)	Incorporated by reference from our quarterly report on Form 10-Q, filed with the SEC on June 20, 2013.

(3)	Incorporated by reference from our annual report on Form 10-K, filed with the SEC on December 9, 2013.

(4)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on July 3, 2013.

(5)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on February 19, 2015.

(6)	Incorporated by reference from our quarterly report on Form 10-Q, filed with the SEC on April 14, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 15, 2016	TROPIC INTERNATIONAL INC.

	By:	/s/ John Marmora
John Marmora
President, Chief Executive Officer, Secretary, Treasurer, Director