Form 10-Q
period 2016-05-31
TROPIC INTERNATIONAL INC.
filed 2016-07-15
CIK 844538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

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

As of July 15, 2016, the registrant’s outstanding common stock consisted of 112,264,146 shares.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Tropic International Inc.

Consolidated Financial Statements
For the Nine Months Ended May 31, 2016

(Expressed in Canadian dollars)

(unaudited)

3

TROPIC INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	May 31, 2016	August 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash	$25,982	$8,336
Amounts receivable	9,697	3,681
Inventory	124,665	130,702
Prepaid expenses	3,300	3,300
Total current assets	163,644	146,019
Equipment, net (Note 6)	45,419	53,434
Intangible assets, net (Note 7)	3,846,267	4,121,771
Total assets	$4,055,330	$4,321,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (Notes 8 and 9)	$586,699	$292,390
Advances from shareholders (Notes 9 and 10)	439,471	425,175
Total current liabilities	1,026,170	717,565

Stockholders’ equity (Note 12):
Common stock	12,612	12,612
Stock subscribed	179,991	30,000
Additional paid-in capital	8,431,728	8,431,728
Deficit	(5,595,171)	(4,870,681)
Total stockholders’ equity	3,029,160	3,603,659
Total liabilities and stockholders’ equity	$4,055,330	$4,321,224

Contingent liability (Note 15)

See accompanying notes to the consolidated financial statements.

TROPIC INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	For the Nine Months Ended
	May 31, 2016	May 31, 2015
Revenue:
Sales	$863	$3,626

Production costs:
Amortization - patent	280,453	279,806
Consulting fees – production	23,400	23,400
Depreciation	8,015	10,019
Materials and supplies	7,725	12,382
Writedown of inventory	365	529
Total production costs	319,958	326,136
Gross loss	(319,095)	(322,510)

General and administration:
Consulting fees – management (Note 9)	283,806	138,814
Depreciation	-	4,331
Interest on advances from shareholders (Notes 9 and 10)	9,296	8,537
Loss on foreign exchange	2,089	4,123
Marketing	8,327	12,417
Office and miscellaneous	16,883	17,995
Professional fees	56,928	39,141
Rent	9,900	9,900
Travel and entertainment	9,250	7,349
Trust and filing fees	2,122	-
Total general and administration	398,601	242,607
Loss before other item and income taxes	(717,696)	(565,117)
Other item:
Writedown of patent costs (Note 7)	(6,794)	-
Loss before income taxes	(724,490)	(565,117)
Income taxes	-	-
Net loss and comprehensive loss	$(724,490)	$(565,117)

Net loss per share – basic and diluted (Note 4)	$(0.06)	$(0.05)

Weighted-average number of shares outstanding	12,264,146	12,264,146

See accompanying notes to the consolidated financial statements.

TROPIC INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	For the Nine Months Ended
	May 31, 2016	May 31, 2015

Cash Flows To Operating Activities
Net loss	$(724,490)	$(565,117)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization – patent	280,543	279,806
Depreciation	8,015	14,350
Writedown of inventory	365	529
Writedown of patent costs	6,794	-
Changes in assets and liabilities:
Amounts receivable	(6,016)	(14,013)
Inventory	5,672	9,568
Prepaid expenses	-	(1,200)
Accounts payable and accrued liabilities	294,309	148,808
Interest accrued on advances from shareholders	9,296	8,537
Net cash used in operating activities	(125,602)	(118,732)

Cash Flows To Investing Activities
Patent costs	(11,743)	(6,037)
Net cash used in investing activities	(11,743)	(6,037)

Cash Flows From Financing Activities
Advances from shareholders	5,000	102,500
Stock subscriptions received	149,991	15,000
Net cash provided by financing activities	154,991	117,500

Increase (decrease) in cash during the period	17,646	(7,269)
Cash, beginning of period	8,336	18,018
Cash, end of period	$25,982	$10,749

See accompanying notes to the consolidated financial statements.

TROPIC INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	Common Stock
	* Shares	Amount	Stock subscribed	Additional paid-in capital	Deficit	Total stockholders’ equity
Balance at August 31, 2012	56,516,523	$7,932,201	$-	$-	$(2,488,050)	$5,444,151
Shares issued for cash	10,890,100	552,000	-	-	-	552,000
Shares issued in exchange for management services	32,593,377	16,297	-	-	-	16,297
Recapitalization on reverse takeover (see Notes 2 and 12):	-	(8,487,886)	-	8,431,728	-	(56,158)
Elimination of issued share capital of TSI	(100,000,000)	-	-	-	-	-
Establishment of issued share capital of RMI	12,264,146	-	-	-	-	-
Net loss	-	-	-	-	(781,639)	(781,639)
Balance at August 31, 2013	12,264,146	12,612	-	8,431,728	(3,269,689)	5,174,651
Net loss	-	-	-	-	(826,366)	(826,366)
Balance at August 31, 2014	12,264,146	12,612	-	8,431,728	(4,096,055)	4,348,285
Net loss	-	-	-	-	(774,626)	(774,626)
Shares subscribed	-	-	30,000	-	-	30,000
Balance at August 31, 2015	12,264,146	12,612	30,000	8,431,728	(4,870,681)	3,603,659
Net loss	-	-	-	-	(724,490)	(724,490)
Shares subscribed	-	-	149,991	-	-	149,991
Balance at May 31, 2016	12,264,146	$12,612	$179,991	$8,431,728	$(5,595,171)	$3,029,160

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

On December 6, 2013, the Company changed its name to Tropic International Inc. as a result of a merger with Tropic International Inc., a wholly-owned subsidiary incorporated solely to effect the name change. The accompanying consolidated financial statements include the results of operations of TSI and the Company for the nine month periods ended May 31, 2016 and 2015.

On September 3, 2014, the Company’s shares became eligible for quotation on the OTCQB under the symbol TRPO.

On November 19, 2007, TSI entered into Share Subscription Agreements (the “Agreements”) with MCM Consulting Ltd., Nandoor Enterprises Ltd., Sierra Tan Ltd., Sunshower Incorporated, Sunshower International Corporation and Tropic Spa Group Inc. (the “Originating Companies”). Pursuant to the terms of the Agreements, the Originating Companies subscribed for, in aggregate, 18,202,503 common shares of TSI valued at $3,657,175. This assigned value was the cost to the Originating Companies, as of that date, of developing a Home Mist Tanning system and the application for and acquisition of a United States Patent “Apparatus for Spray Application of a Sunless Tanning Product” (the “US Patent”). The Agreements included a triggering event (a “Triggering Event”) which was defined to mean the occurrence of any of the following events:

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

On April 9, 2009, the Board of Directors of TSI (the “Board”) resolved that the Triggering Event had occurred and approved and issued a Notification of Triggering Event to the shareholders of the Originating Companies. The decision to exercise the Triggering Event was driven by three factors:

●	The approval of the US Patent;

●	Delivery of the final production model on or before April 21, 2009; and

●	Implementation of an aggressive marketing strategy.

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

1. Company Overview and Basis of Presentation (cont’d)

After November 19, 2007, and subsequent to the execution of the Agreements, Tropic Spa Group Inc. (“TSGI”) incurred an additional $2,685,104 on the continued development of the Home Mist Tanning system and the application for and acquisition of the US Patent. On March 11, 2013, TSI executed a second Share Subscription Agreement (the “Second Agreement”) with TSGI to cover the common shares of TSI issued to the shareholders of TSGI in respect of the additional costs incurred. Pursuant to the terms of the Second Agreement, TSGI subscribed for 26,034,520 common shares valued at $3,155,462 covering the period from November 20, 2007 to June 2010. Of these amounts, 3,880,745 common shares are for $470,358 received directly by TSI. The value assigned to the carrying value of the US Patent, during the year ended August 31, 2010, was $2,685,104 ($3,155,462 less $470,358). The total value assigned to the carrying value of the US Patent pursuant to the Agreements and the Second Agreement, collectively, was $6,342,279.

On October 16, 2014, the Company, through TSI, obtained an Australian patent (“Australian Patent”), incurring application costs of $4,975.

The Company, through TSI, has patents pending which are in the process of being completed for Canada and China. Costs incurred are recorded as intangible assets (see Note 7).

As reflected in the accompanying consolidated financial statements, the Company has a deficit of $5,595,171 (August 31, 2015 - $4,870,681) since inception, a working capital deficiency of $862,526 (August 31, 2015 - $571,546) and stockholders’ equity of $3,029,160 (August 31, 2015 - $3,603,659). This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to raise additional capital and to implement its business plan. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

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

Intangible Assets

The US Patent is recorded at the value attributed to the shares issued to the Originating Companies and shareholders of TGSI less accumulated amortization. The US Patent was issued on September 29, 2009 and is effective until September 29, 2026. The Australian Patent is recorded at the application costs incurred less accumulated amortization. The Australian Patent was issued on October 16, 2014 and is effective until April 5, 2027. Upon expiration, the patents can be extended subject to certain changes required to secure the extension. Although the effects of obsolescence, demand, competition and other economic factors (such as stability of the industry, technological advances and legislative action that results in an uncertain or changing regulatory environment) can have an adverse effect on the industry and the Company’s product, management is not currently aware of any known adverse factors that will affect the Company in the future.

Costs incurred for patents which are in the process of being completed will be amortized over the life of the patent when the patent is issued.

The Company does not believe that there are any limits to how long its Home Mist Tanning units can sell in the market place. While it expects to be able to secure extensions for its patents prior to expiry, this cannot be predicted with certainty at this time. Accordingly, management has determined that the best estimate of the useful life of the US Patent is 17 years and the Australian Patent is 13 years. At this time, the Company does not believe that the patents will have a residual value at the end of their useful lives.

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

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

4. Loss Per Share

The following table sets forth the computation of loss per share:

	For the Nine Months Ended May 31,
	2016	2015
Net loss per share:
Net loss	$(724,490)	$(565,117)
Weighted-average shares outstanding:
Common stock	12,264,146	12,264,146
Number of shares used in per share computations	12,264,146	12,264,146
Loss per share	$(0.06)	$(0.05)

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

The Company does not have assets and liabilities that are measured at fair value on a recurring basis.

6. Equipment, Net

Equipment, at cost, consisted of:

	May 31, 2016	August 31, 2015
Mould equipment	$155,300	$155,300
Website	28,875	28,875
Equipment at cost	184,175	184,175
Accumulated depreciation	(138,756)	(130,741)
Equipment, net	$45,419	$53,434

Depreciation was $8,015 and $14,350 for the nine month periods ended May 31, 2016 and 2015, respectively.

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

7. Intangible Assets, Net

The following tables provide information regarding the patents and patents pending:

	May 31, 2016
	Gross carrying amount	Accumulated amortization	Writedowns	Net carrying amount
United States Patent	$6,342,279	$2,518,256	$-	$3,824,023
Australian Patent	4,975	647	-	4,328
Patents pending	24,710	-	6,794	17,916
	$6,371,964	$2,518,903	$6,794	$3,846,267

	August 31, 2015
	Gross carrying amount	Accumulated amortization	Net carrying amount
United States Patent	$6,342,279	$2,238,450	$4,103,829
Patents pending	17,942	-	17,942
	$6,360,221	$2,238,450	$4,121,771

Also see Note 1 Company Overview and Basis of Presentation.

During the period ended May 31, 2016, management identified the following indicators of impairment indicating that the patents’ carrying amounts might not be recoverable:

●	The inability to raise equity financing to implement its strategic plan; and

●	Operating and cash flow losses since the Company completed the development of the US Patent.

Management performed a recoverability test and determined that the estimated undiscounted future cash flows are greater than the patents’ carrying amounts and that, accordingly, there is no impairment.

As of May 31, 2016, amortization expense on intangible assets for the next five years was expected to be as follows:

Amount
Year ending:
2016	$93,368
2017	373,473
2018	373,473
2019	373,473
2020	373,473
Thereafter	2,241,091
Total	$3,828,351

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of:

	May 31, 2016	August 31, 2015
Trade payables	$572,699	$279,890
Vendor accruals	14,000	12,500
Accounts payable and accrued liabilities	$586,699	$292,390

9. Related Party Transactions

The President of the Company advanced $5,000 during the nine months ended May 31, 2016 (2015 - $7,500) and $7,500 to the Company during the year ended August 31, 2015 (2014 - $245,000). Advances payable to the President totaled $257,500 at May 31, 2016 (2015 - $252,500) and $252,500 at August 31, 2015 (2014 - $245,000). These advances are unsecured and bear interest at 3% per annum. Of this amount, $245,000 is due on demand and $12,500 has no repayment terms. Interest expense of $5,749 was accrued on these advances during the nine months ended May 31, 2016 (2015 - $5,607) and $7,572 during the year ended August 31, 2015 (2014 - $3,310). Accrued interest payable to the President totaled $16,631 at May 31, 2016 (2015 - $8,917) and $10,882 at August 31, 2015 (2014 - $3,310).

Consulting fees paid or accrued as payable to a company controlled by the President of the Company were $97,100 and $66,300 for the nine months ended May 31, 2016 and 2015, respectively.

Consulting fees accrued as payable to a company controlled by the CFO of the Company were $50,000 and $nil for the nine months ended May 31, 2016 and 2015, respectively.

At May 31, 2016, the Company owed $288,945 (2015 - $270,995) to its President, including the above advances and accrued interest and $14,814 (2015 - $9,578) for reimbursable expenses incurred on the Company’s behalf. At August 31, 2015, the Company owed $265,630 (2014 - $262,272) to its President, including the above advances and accrued interest and $2,248 (2014 - $13,962) for reimbursable expenses incurred on the Company’s behalf.

At May 31, 2016, the Company owed $175,300 (2015 - $56,100) in consulting fees to a company controlled by the President of the Company. At August 31, 2015, the Company owed $78,200 (2014 - $nil) in consulting fees to a company controlled by the President of the Company.

At May 31, 2016, the Company owed $50,000 (2015 - $nil) in consulting fees to a company controlled by the CFO of the Company.

All transactions with related parties occurred in the normal course of business and were measured at the exchange amount, which was the amount of consideration agreed upon between management and the related parties.

Also see Note 12.

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

10. Advances from Shareholders

Shareholders of the Company advanced $nil to the Company during the nine months ended May 31, 2016 (2015 - $95,000) and $95,000 during the year ended August 31, 2015 (2014 - $62,500). Advances payable to shareholders totaled $157,500 at May 31, 2016 (2015 - $157,500) and $157,500 at August 31, 2015 (2014 - $62,500). These advances are unsecured and bear interest at 3% per annum. Of this amount, $12,500 is due on demand and $145,000 has no repayment terms. Interest expense of $3,547 was accrued on these advances during the nine months ended May 31, 2016 (2015 - $2,930) and $4,065 during the year ended August 31, 2015 (2014 - $228). Accrued interest payable to shareholders totaled $7,840 at May 31, 2016 (2015 - $3,158) and $4,293 at August 31, 2015 (2014 - $228).

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

On February 4, 2016, the Company entered into a consulting agreement with a company (the “Consultant”), whereby the Consultant, through its principal, is to provide to the Company assistance in developing marketing plans, raising capital, and other strategic planning. This agreement runs for three years, with the Company to pay to the Consultant US$10,000 at the agreement date (paid), US$10,000 30 days following the agreement date (paid), and another US$5,000 30 days thereafter (paid), as well as a 10% cash commission on sales facilitated by the Consultant and an 8% cash and warrants commission for the sale of equity securities to investors introduced by the Consultant. If the Consultant raises an aggregate of $2,000,000 in gross proceeds from the sale of equity securities to investors, the Company shall appoint the principal of the Consultant as Company CEO.

On February 10, 2016, the Company renewed its premises lease dated November 11, 2011 for one additional year from February 1, 2016 to January 31, 2017 for a rental of $13,200 per year plus HST.

12. Stockholders’ Equity

The Company is authorized to issue 300,000,000 shares of common stock at a par value of $0.001.

At May 31, 2016 and August 31, 2015, the Company had 12,264,146 shares of common stock legally issued and outstanding.

On June 28, 2013, pursuant to the Exchange Agreement, RMI acquired 78,030,877 common shares of TSI in exchange for the issuance of 78,030,877 preferred shares of Subco to the Selling Shareholders on a one-for-one basis. As a result of the Exchange Agreement, TSI became the Company’s majority-owned subsidiary. Each preferred share of Subco is exchangeable into one share of the Company’s common stock at the option of the holder subject to certain restrictions. As at May 31, 2016 and August 31, 2015, none of the preferred shares had been exchanged. Accordingly, the number of shares of the Company’s common stock outstanding at May 31, 2016 is equal to the number of shares outstanding immediately prior to the consummation of the Exchange Agreement.

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

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

12. Stockholders’ Equity (cont’d)

Common Stock Issuances

During the nine months ended May 31, 2016 and the year ended August 31, 2015, the Company issued no shares.

During the nine months ended May 31, 2016, $149,991 (2015 - $15,000) in stock subscriptions were received pursuant to five individual private placements. These subscriptions are for a total of:

●	160,000 units of the Company at a price of $0.25 per unit. Each unit consists of one share of the Company’s common stock and one warrant to purchase one share of common stock exercisable at a price of $0.40 per share for two years.

●	322,340 units of the Company at a price of US$0.25 per unit. Each unit consists of one share of the Company’s common stock and one warrant to purchase one share of common stock exercisable at a price of US$0.40 per share for two years.

During the year ended August 31, 2015, $30,000 (2014 - $nil) in stock subscriptions were received pursuant to three individual private placements. These subscriptions were for a total of 120,000 units of the Company at a price of $0.25 per unit. Each unit consists of one share of the Company’s common stock and one warrant to purchase one share of common stock exercisable at a price of $0.40 per share for two years.

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

16. Subsequent Event

On June 6, 2016, the Company entered into a share exchange agreement with Notox Bioscience Inc. (“Notox”), a private Nevada corporation, and all the shareholders of Notox (the “Notox Shareholders”) pursuant to which the Company agreed to acquire all the issued and outstanding capital stock of Notox from the Notox Shareholders in consideration for the issuance of 100,000,000 restricted shares of Company common stock.

The share exchange occurred on June 13, 2016, at which time Notox acquired 100% of the right, title and interest in and to an exclusive license agreement with the Cleveland Clinic Foundation held by Zoran Holding Corporation, a private Ontario corporation, the Company issued the 100,000,000 restricted shares described above to the Notox Shareholders, and Notox became a wholly-owned subsidiary of the Company.

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

This Report includes our interim unaudited consolidated financial statements as at and for the three and nine months ended May 31, 2016. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All financial information in this Report is presented in Canadian dollars, unless otherwise indicated, and should be read in conjunction with our interim unaudited consolidated financial statements and the notes thereto included in this Report.

As disclosed in our current report on Form 8-K dated July 3, 2013, on June 28, 2013 (the “Closing Date”), we completed a share exchange with Tropic Spa Inc. (“Tropic Spa”), an Ontario corporation, 1894632 Ontario Inc., an Ontario corporation (“Subco”), and certain of the shareholders of Tropic Spa (collectively, the “Tropic Spa Shareholders”), pursuant to which we acquired 78,030,877 common shares, or approximately 78% of the issued and outstanding shares, of Tropic Spa in exchange for the issuance of 78,030,877 preferred shares of Subco, our wholly owned subsidiary, to the Tropic Spa Shareholders on a one-for-one basis (the “Share Exchange”). Each preferred share of Subco is exchangeable into one share of our common stock at the option of the holder thereof, subject to certain restrictions. As a result of the Share Exchange, Tropic Spa became our majority-owned subsidiary and the former shareholders of Tropic Spa became holders of the preferred shares of Subco, a company that has only one issued and outstanding common share which is held by us. The transaction was accounted for as a reverse takeover/recapitalization effected by a share exchange, wherein Tropic Spa is considered the acquirer for accounting and financial reporting purposes. Our consolidated financial statements are therefore, in substance, those of Tropic Spa.

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

On June 6, 2016, we entered into a share exchange agreement (the “Share Exchange Agreement”) with Notox Bioscience Inc. (“Notox”), a private Nevada corporation, and all the shareholders of Notox (the “Notox Shareholders”) pursuant to which we agreed to acquire all the issued and outstanding capital stock of Notox from the Notox Shareholders in consideration for the issuance of 100,000,000 restricted shares of our common stock.

The closing of the Share Exchange Agreement occurred on June 13, 2016, at which time Notox acquired 100% of the right, title and interest in and to an exclusive license agreement with the Cleveland Clinic Foundation held by Zoran Holding Corporation, a private Ontario corporation, we issued the 100,000,000 restricted shares described above to the Notox Shareholders, and Notox became our wholly owned subsidiary. As a result, we are now a holding company operating through both Tropic Spa and Notox.

Results of Operations

Revenue

During the nine months ended May 31, 2016, we generated $863 in revenue, all of which was in the form of sales revenue, compared to $3,626 during the same period in 2015.

Production Costs

During the nine months ended May 31, 2016, we incurred production costs of $319,958 which, when subtracted from the revenue we generated during the period, resulted in a gross loss of $319,095. During the nine months ended May 31, 2015, we incurred production costs of $326,136 and a gross loss of $322,510. Our production costs during both periods were relatively consistent and were attributable to a combination of patent amortization ($280,453 in the current period vs. $279,806 in the prior period), production-related consulting fees ($23,400 in both the current period and the prior period), depreciation ($8,015 in the current period vs. $10,019 in the prior period), materials and supplies ($7,725 in the current period vs. $12,382 in the prior period) and writedowns of inventory ($365 in the current period vs. $529 in the prior period).

Expenses

During the nine months ended May 31, 2016, we incurred $398,601 in total expenses, compared to $242,607 during the same period in 2015. All the expenses we incurred during both periods were general and administrative in nature.

Our expenses during the nine months ended May 31, 2016 consisted of $283,806 in management-related consulting fees, $56,928 in professional fees, $16,883 in office and miscellaneous expenses, $9,900 in rent, $9,296 in interest on advances from shareholders, $9,250 in travel and entertainment expenses, $8,327 in marketing expenses, $2,122 in trust and filing fees and $2,089 in foreign exchange loss. During the same period in the prior year, our expenses included $138,814 in management-related consulting fees, $39,141 in professional fees, $17,995 in office and miscellaneous expenses, $9,900 in rent, $8,537 in interest on advances from shareholders, $7,349 in travel and entertainment expenses, $12,417 in marketing expenses, $4,123 in foreign exchange loss and $4,331 in depreciation. Apart from the $144,992 and $17,787 increases in our management-related consulting fees and professional fees, respectively, which were primarily attributable to consulting fees accrued to a company controlled by our new Chief Financial Officer and the general increase in our operations during the current period, our expenses were relatively consistent from period to period.

During the nine months ended May 31, 2016, we also recorded a $6,794 writedown of patent costs.

Net Loss

During the nine months ended May 31, 2016, we incurred a net loss and comprehensive loss of $724,490 and a net loss per share of $0.06. During the same period in the prior year, we experienced a net loss and comprehensive loss of $565,117 and a net loss per share of $0.05.

Liquidity and Capital Resources

As of May 31, 2016, we had $25,982 in cash, $163,644 in current assets, $4,055,330 in total assets, $1,026,170 in current and total liabilities and a working capital deficiency of $862,526. As of that date, we also had an accumulated deficit of $5,595,171.

During the nine months ended May 31, 2016, we spent $125,602 in cash on operating activities, compared to $118,732 in cash spending on operating activities during the same period in the prior year. The increase of approximately 6% in our cash spending on operating activities between the two periods was primarily attributable to the increase in our net loss as described above, as adjusted for certain changes in our assets and liabilities, and in particular a substantial increase in our accounts payable and accrued liabilities.

We spent $11,743 in cash on investing activities during the nine months ended May 31, 2016, compared to cash spending of $6,037 on investing activities during the same period in the prior year. In each case, all of our spending was associated with patent costs.

During the nine months ended May 31, 2016, we received $154,991 in cash from financing activities, compared to receiving $117,500 in cash from financing activities during the same period in the prior year. Substantially all of the cash we received from financing activities during the current period was in the form of stock subscriptions received, whereas substantially all the cash we received during the prior period was in the form of advances from shareholders.

During the nine months ended May 31, 2016, our cash increased by $17,646 due to a combination of our operating, investing and financing activities.

Plan of Operations

Our plan of operations for Tropic over the next 12 months is to carry out our three-phase marketing strategy and continue to develop our business, and we anticipate that we will require a minimum of $1,629,200 to pursue those plans, as follows:

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

We have not yet developed a detailed plan of operations for Notox yet, but anticipate doing so once we have successfully completed one or more financings.

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

Going Concern

Our financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. As at May 31, 2016, we had a working capital deficiency of $862,526 and an accumulated deficit of $5,595,171. Our continuation as a going concern is dependent upon the continued financial support from our stockholders, our ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the period ended May 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On July 14, 2016, the holders of a majority of our issued and outstanding common stock on a fully converted basis approved a 1 for 2 reverse split of our common stock (the “Reverse Split”) with an anticipated record date of July 26, 2016. As a result of the Reverse Split, our issued and outstanding common stock is expected to decrease from 112,264,146 shares to approximately 56,132,073 shares, with each fractional share being rounded up to the nearest whole share.

In order for the Reverse Split to be recognized on the OTCBB and OTCQB, the Financial Industry Regulatory Authority (“FINRA”) will need to process the corporate action. We are in the process of submitting the required documentation to FINRA, but will continue to trade under the symbol “TRPO” until such time as FINRA has declared the Reverse Split effective. Once FINRA has processed the corporate action, we plan to file a current report on Form 8-K to announce the effective date of the Reverse Split as well as our new temporary trading symbol, if applicable.

Item 6. Exhibits

The following documents are filed as a part of this Report:

Exhibit Number	Exhibit Description

3(i).1	Articles of Incorporation filed with the Nevada Secretary of State on October 29, 2007 (1)

3(i).2	Certificate of Amendment filed with the Nevada Secretary of State on August 24, 2010 (1)

3(i).3	Certificate of Amendment filed with the Nevada Secretary of State on April 17, 2013 (2)

3(i).4	Articles of Merger filed with the Nevada Secretary of State on December 6, 2013 (3)

3(ii).1	By-Laws (1)

10.1	Share Exchange Agreement dated June 28, 2013 with 1894632 Ontario Inc., Tropic Spa Inc. and the shareholders of Tropic Spa Inc. (4)

10.2	Amendment to Share Exchange Agreement dated February 17, 2015 with 1894632 Ontario Inc., Tropic Spa Inc. and the shareholders of Tropic Spa Inc. (5)

10.3	Share Exchange Agreement dated June 6, 2016 with Notox Bioscience Inc. and the shareholders of Notox Bioscience Inc. (6)

21	1894631 Ontario Inc. (Ontario, Canada), 1894632 Ontario Inc. (Ontario, Canada), Tropic Spa Inc. (Ontario, Canada)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from our registration statement on Form 10, filed with the SEC on October 15, 2010.

(2)	Incorporated by reference from our quarterly report on Form 10-Q, filed with the SEC on June 20, 2013.

(3)	Incorporated by reference from our annual report on Form 10-K, filed with the SEC on December 9, 2013.

(4)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on July 3, 2013.

(5)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on February 19, 2015.

(6)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on June 13, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 15, 2016	TROPIC INTERNATIONAL INC.

	By:	/s/ John Marmora
John Marmora
President, Secretary, Treasurer, Director

