Form 10-K
period 2016-08-31
TROPIC INTERNATIONAL INC.
filed 2016-12-14
CIK 844538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2016

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

Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $6,165,957.50, based on 4,932,766 pre-split shares of common stock and a price of $1.25 per share

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 56,892,843 as of December 13, 2016

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

This Report includes our audited consolidated financial statements as at and for the years ended August 31, 2016 and 2015. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All financial information in this Report is presented in Canadian dollars, unless otherwise indicated, and should be read in conjunction with our audited consolidated financial statements and the notes thereto included in this Report.

As disclosed in our current report on Form 8-K dated July 3, 2013, on June 28, 2013 (the “Closing Date”), we completed a share exchange with Tropic Spa Inc., an Ontario corporation (“Tropic Spa”), 1894632 Ontario Inc., an Ontario corporation (“Subco”), and certain of the shareholders of Tropic Spa (collectively, the “Tropic Spa Shareholders”), pursuant to which we acquired 78,030,877 common shares, or approximately 78% of the issued and outstanding shares, of Tropic Spa in exchange for the issuance of 78,030,877 preferred shares of Subco, our wholly owned subsidiary, to the Tropic Spa Shareholders on a one-for-one basis (the “Share Exchange”). As a result of the Share Exchange, Tropic Spa became our majority-owned subsidiary and the former shareholders of Tropic Spa became holders of the preferred shares of Subco, a company that has only one issued and outstanding common share which is held by us. The transaction was accounted for as a reverse takeover/recapitalization effected by a share exchange, wherein Tropic Spa is considered the acquirer for accounting and financial reporting purposes. Our consolidated financial statements are therefore, in substance, those of Tropic Spa.

Also, as disclosed in our current report on Form 8-K dated July 14, 2016, on June 13, 2016 (the “Notox Closing Date”) we completed a share exchange with Notox Bioscience Inc., a Nevada corporation (“Notox”), and all the shareholders of Notox (collectively, the “Notox Shareholders”) pursuant to which we acquired all the issued and outstanding shares of Notox from the Notox Shareholders in exchange for the issuance of 100,000,000 restricted shares of our common stock (the “Notox Share Exchange”). As a result of the Notox Share Exchange, Notox acquired 100% of the right, title and interest in and to an exclusive license agreement (the “License Agreement”) with the Cleveland Clinic Foundation (the “Clinic”) held by Zoran Holding Corporation, a private Ontario corporation (“ZHC”), Notox became our wholly-owned subsidiary, and the Notox Shareholders acquired approximately 89% of our issued and outstanding common stock (52.5% on a fully-exchanged basis). The transaction represented an asset acquisition and was therefore accounted for under the asset acquisition method.

Finally, on August 25, 2016, we completed a reverse split of our issued and outstanding common stock at the ratio of one (1) new share for every two (2) existing shares and caused Subco to do the same. All share and per share amounts have been adjusted to reflect the reverse split except as otherwise indicated.

2

PART I

Item 1. Business

Business Overview

We are a company in the business of developing and commercializing innovative technologies. Through Tropic Spa, our goal is to market a unique home mist tanning system for convenient home use that delivers a full-body application and eliminates the harmful health effects associated with traditional tanning beds. The primary effect is exposure to ultraviolet (UV) radiation, and the consequences of such exposure have been well-documented by numerous organizations, including the American Cancer Society and the Canadian Cancer Society. They generally include an increase in the risk of contracting both melanoma and non-melanoma skin cancers as well as structural damage to the skin that can result in what dermatologists call “photoageing”, or premature wrinkles, freckles, leathery texture and a loss of elasticity.

To date, we have finalized the design of our product, applied for and acquired patents for it in the United States (the “US Patent”), Canada and Australia, and have a patent pending that is in the process of being completed for China. We have also prepared our product for market and completed two phases of test marketing initiatives, and we are currently preparing to launch a comprehensive three-phase marketing strategy.

Through Notox, we own 100% of the right, title and interest in and to the License Agreement with the Clinic formerly held by ZHC. The License Agreement grants us the exclusive license to certain patented intellectual property of the Clinic relating to the treatment of a neuromuscular defect developed by Dr. Frank Papay, MD, FACS Chairman Dermatology and Plastic Surgery Institute, Cleveland Clinic, and in particular, the ability to produce and sell products that incorporate such intellectual property in the fields of aesthetics and pain. We plan to develop this intellectual property into the world’s first credible and healthier non-toxic alternative to Botox, which is a commercial form of the botulinum toxin protein used primarily for medical and cosmetic purposes.

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

Prior to the closing of the Share Exchange, we had not generated any revenue and our operations were primarily limited to capital formation, organization and development of our business plan. As a result of the Share Exchange, we ceased our prior operations and, through Tropic Spa, began to operate as a company that manufactures and sells home mist tanning units with a patent-protected feature.

In order to more accurately reflect our new business operations, on December 6, 2013, we changed our name from “Rockford Minerals Inc.” to “Tropic International Inc.” as a result of a merger with our wholly-owned subsidiary that was incorporated solely to effect the name change.

Tropic Spa was incorporated under the laws of the Province Ontario on September 17, 2007. Its operations to date have consisted of business formation, strategic development, test marketing, technology development and capital raising activities. Its website is www.tropicspatan.com.

On April 11, 2013 and in anticipation of completing the Share Exchange, Tropic Spa completed a vertical amalgamation with 1893211 Ontario Inc., an Ontario corporation and its wholly owned subsidiary. The amalgamation was approved by the directors of each of Tropic Spa and 1893211 Ontario Inc., and was completed for the sole purpose of merging the two corporations and carrying on as one entity.

Acquisition of Tropic Spa

On the Closing Date, we entered into a share exchange agreement (the “Exchange Agreement”) with Subco, Tropic Spa and the Tropic Spa Shareholders pursuant to which we acquired approximately 78% of the outstanding capital stock of Tropic Spa in exchange for the issuance of 78,030,877 (39,015,439 post-split) preferred shares of Subco to the Tropic Spa Shareholders. The shares issued to the Tropic Spa Shareholders pursuant to the Share Exchange constituted 100% of Subco’s issued and outstanding preferred shares as of and immediately after the consummation of the Share Exchange. Each one preferred share of Subco (each, an “Exchangeable Share”) is exchangeable into one share of our common stock at the option of the holder thereof, subject to the following restrictions:

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

In connection with the Share Exchange and on the Closing Date, Gregory J. Neely submitted his resignation as our President, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer; John Marmora was appointed by our Board of Directors to fill the resulting vacancies; Mr. Marmora was appointed as our Chief Executive Officer and a director; Mr. Neely submitted his resignation as the President, Secretary, Treasurer and sole director of Subco and Callco, and Mr. Marmora was appointed to fill the resulting vacancies. On November 29, 2013, Mr. Neely also resigned as our director.

As a result of the Share Exchange, Tropic Spa became our majority-owned subsidiary and we assumed the business and operations of Tropic Spa.

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

On August 24, 2016 and pursuant to the Exchange Agreement, as amended, we acquired a further 21,672,623 common shares, or approximately 21.5% of the issued and outstanding shares, of Tropic Spa in exchange for the issuance of 21,672,623 (10,836,312 post-split) preferred shares of Subco to certain of the shareholders of Tropic Spa. As a result, we now own 99,703,500 common shares of Tropic Spa, or approximately 99.7% of that company’s issued and outstanding capital stock.

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

Acquisition of Notox

On June 6, 2016, we entered into a share exchange agreement (the “Notox Exchange Agreement”) with Notox and the Notox Shareholders pursuant to which we agreed to acquire 100% of the outstanding capital stock of Notox in exchange for the issuance of 100,000,000 (50,000,000 post-split) restricted shares of our common stock to the Notox Shareholders. On the Notox Closing Date, the closing of the Notox Share Exchange Agreement occurred, at which time Notox acquired 100% of the right, title and interest in and to the License Agreement, we issued the 100,000,000 restricted shares described above to the Notox Shareholders, and Notox became our wholly owned subsidiary.

Pursuant to a stock restriction agreement dated as of the Notox Closing Date, the shares we issued to the Notox Shareholders are subject to restrictions similar to those attached to the preferred shares of Subco. In particular, the Notox Shareholders may not sell, transfer or otherwise dispose of their shares until June 30, 2017, subject to certain limited exceptions.

Notox was incorporated on May 31, 2016 for the primary purpose of acquiring an interest in and to the License Agreement. As such, the Notox Share Exchange represented an asset acquisition and was accounted for under the asset acquisition method.

In connection with the Notox Share Exchange and on the Notox Closing Date, John Marmora submitted his resignation as our Chief Executive Officer and Zoran Konevic, the sole officer and director of both Notox and ZHC, and one of the Notox Shareholders, was appointed to fill the resulting vacancy. On the Closing Date, Mr. Konevic was also appointed as our director.

As a result of the Notox Share Exchange, we are now a holding company operating through both Tropic Spa and Notox.

The foregoing description of the Notox Exchange Agreement includes a summary of all the material provisions but is qualified in its entirety by reference to the complete text of the Notox Exchange Agreement filed as Exhibit 10.3 to our current report on Form 8-K filed with the SEC on June 13, 2016.

Reverse Split

On August 25, 2016, we completed a reverse split of our issued and outstanding common stock at the ratio of one (1) new share for every two (2) existing shares and caused Subco to do the same.

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

Notox

The Notox product was designed to be a non-poisonous, less expensive, longer lasting alternative to Botox®, which is a commercial form of the botulinum toxin protein manufactured by Allergan, Plc, a large publicly-traded pharmaceutical corporation, and used primarily for medical and cosmetic purposes. Notox is designed to achieve the same effects as Botox® for cosmetic procedures, pain, and migraine and sweat relief.

Botulinum toxin is a neurotoxic protein that is most commonly associated with the disease botulism; however, there are actually seven types of the toxin, two of which are used commercially and medically to, among other things, treat muscle spasms and diseases characterized by overactive muscle. When locally administered, the toxin is capable of spreading from the injection site to other areas of the body, a potentially fatal consequence.

In cosmetic applications, botulinum toxin is generally considered safe and effective for reducing facial wrinkles. It is injected into the muscles under wrinkles causing those muscles to relax, which results in the smoothing of the overlying skin. Following treatment, this smoothing is usually visible within days, is at its height after two weeks, and diminishes 3-4 months later as the treated muscles gradually regain function and return to their former appearance. Muscles can be treated repeatedly in order to maintain the smoothed appearance.

Notox is best understood as an electronic form of Botox®, in that it is intended to generate the benefits of using the drug without introducing the potentially harmful side effects that toxic chemicals can produce. The Notox system consists of two parts: a treatment probe or needle, and a unit that includes a hand piece and a generator. The generator is responsible for creating an electric current that is administered through the hand piece along with a saline solution. The needle, which is also the patented feature of the system, is attached to the hand piece and is used to inject the electric current and saline solution into the targeted nerve of the treatment recipient.

The saline solution’s purpose is to assist with the accuracy of the current while simultaneously cooling the treatment area. The result is that the targeted nerve is ablated or incapacitated in much the same way as it would be by using Botox®.

We anticipate that Notox will provide a number of advantages over its similarly-named competitor as follows:

●	it will eliminate the potential morbidity and long-term effects of injecting botulinum toxin that an individual’s body must process and discard;

●	treatments will be more precise and significantly less expensive;

●	the effects of a Notox treatment will last much longer than a Botox® treatment – up to 12 months vs, 3-4 months; and

●	the probability of damaging the tissue surrounding the target area will be reduced.

The design of the treatment probe or needle is covered by U.S. Patent No. 8,512,715 “Apparatus and Method for Treating a Neuromuscular Defect” dated December 30, 2014. It is a continuation of U.S. Patent Application No. 12/541,221, filed on August 14, 2009, which claims priority from U.S. Provisional Patent Application No. 61/089,015, filed on August 14, 2008.

It is important to note that the Clinic has already conducted successful animal trials using an early Notox system prototype, the results of which were published in October 2013 edition of the Journal of Plastic and Reconstructive Surgery, Volume 132, Issue 4S-1, pp. 142-143. In addition, the Clinic has performed cadaver studies that generally demonstrated sensitive tissue would not be damaged using Notox.

In a September 2016 report, Global Industry Analysts, Inc. (“GIA”) estimated that the worldwide market for botulinum toxin would reach US$4.3 billion by 2018. This represents less than 15% of the estimated $29 billion global market for cosmetic, plastic surgery and pain management solutions. In its report, GIA suggested that the market for botulinum toxin would be stimulated by the sustained dominance of existing options, technological advances, rising product approvals and the increasing popularity of anti-aging products. It is our goal to capture a piece of this market by completing the design, testing and manufacturing of the Notox unit and treatment probe, undertaking the necessary human trials and FDA Section 510(k) clearance process, and successfully commercializing the system.

Intellectual Property

Our home mist tanning system is currently protected by U.S. Patent No. 7,594,593, Canadian Patent No. 2,685,941 and Australian Patent No. 2012227220. We have also filed a patent application in China. A summary of those patents and patent applications is provided below.

Type	Name	Region	Number	Date
Patent	Apparatus for Spray Application of a Sunless Tanning Product	United States	7,594,593	January 17, 2006 (Filed) / September 29, 2009 (Issued)
Patent	Apparatus for Spray Application of a Sunless Tanning Product	Canada	2,685,941	April 5, 2007 (Filed) / June 21, 2016 (Granted and Issued)
Patent	Automated Mist Tanning Apparatus	Australia	2012227220	September 24, 2012 (Filed) / October 16, 2014 (Granted)
Patent Application	Apparatus for Spray Application of a Sunless Tanning Product	China	200780053225.1	December 4, 2009 (Filed)

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

License Agreement

As described elsewhere in this Report, on June 13, 2016 we completed the Notox Share Exchange and acquired 100% of the right, title and interest in and to the License Agreement with the Clinic formerly held by ZHC. The License Agreement grants us the exclusive license to certain intellectual property of the Clinic, including (i) U.S. Patent No. 8,920,816 “Apparatus and Method for Treating a Neuromuscular Defect” and associated foreign filings in various countries, (ii) improvement patents for which we elect in writing to include in the License Agreement, and (iii) foreign equivalents of any of the foregoing, and all patents issued therefrom and extensions of the same, including reissues and re-examinations. In addition, the License Agreement grants us the exclusive license to such proprietary information, trade secrets and tangible research property as is necessary to use the patent materials in the field of aesthetics and pain. Under the License Agreement, such information, secrets and property must (a) have been developed by Frank Papay, MD, (b) have been in existence as of December 1, 2012, (c) not be subject to the rights of any third parties or research sponsor restrictions, and (d) be owned by the Clinic.

The effective date of the License Agreement is December 1, 2012, on July 30, 2013 it was amended to incorporate a revised technology timeline, and it is valid until the expiration of the last to expire of certain patents. Pursuant to the License Agreement, we are required to pay the Clinic a royalty based on the sale of certain products, a milestone payment upon first commercial sale of the first such product and a percentage of any sublicensing revenues. In the month in which our cumulative gross revenues reach a specified amount, we must reimburse the Clinic for all incurred and to be incurred patent expenses to a specified amount. Royalties and other payments are payable quarterly.

Under the License Agreement, we are required to achieve a commercial milestone on or before November 30, 2017, and the failure to achieve this milestone, without satisfactory justification, constitutes a material breach giving the Clinic the right, but not the obligation, to terminate the License Agreement. At this time, we believe that the Clinic is open to extending the deadline for achieving the commercial milestone if circumstances warrant.

Employees

As of the date of this Report, we do not have any full time or part time employees. We currently rely on the efforts of John Marmora and Zoran Konevic, our directors and principal executive officers, to manage our operations. However, we may hire workers on a contract basis from time to time as the need arises.

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

Since we are only beginning to develop the intellectual property we acquired under the License Agreement, we do not believe that any government regulations will affect our operations in that regard until we are able to complete the design of the Notox unit and treatment probe.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities General

As of the date of this Report, we have 56,892,843 shares of common stock issued and outstanding, 53,665,690 of which are restricted under the under the Securities Act. None of these restricted shares are eligible for resale absent registration or an exemption from registration under the Securities Act; however, as of November 30, 2016, the exemption from registration provided by Rule 144 under the Securities Act was available for these shares.

Also as of the date of this Report, we have outstanding warrants to purchase 760,770 shares of our common stock at prices ranging from $0.50 to US$1.40, exercisable until October 31, 2018 or November 1, 2018, as the case may be. In addition, Subco has 50,601,750 preferred shares issued and outstanding, each of which is exchangeable into one share of our common stock in accordance with the rights, privileges, restrictions and conditions attached to such preferred shares, and we do not have any outstanding options, warrants or other securities convertible into shares of our common stock.

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

OTC Bulletin Board
Quarter Ended	High ($)	Low ($)
August 31, 2016	1.25	1.25
May 31, 2016	1.25	1.25
February 28, 2016	1.25	1.25
November 30, 2015	1.20	1.20
August 31, 2015	1.20	1.20
May 31, 2015	1.20	1.20
February 28, 2015	2.00	1.20
November 30, 2014	-	-

Holders

As of the date of this Report, there are approximately 61 holders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

As of the date of this Report, we do not have any compensation plans under which our equity securities are authorized for issuance. We intend to adopt an equity compensation plan in which our directors, officers, employees and consultants will be eligible to participate. However, no formal steps have yet been taken to adopt such a plan.

Recent Sales of Unregistered Securities

Other than as disclosed in previous quarterly reports on Form 10-Q or current reports on Form 8-K, we did not issue any equity securities that were not registered under the Securities Act during the fiscal year ended August 31, 2016.

Purchases of Equity Securities by the Issuer and “Affiliated Purchasers”

We did not purchase any shares of our common stock or other securities during the year ended August 31, 2016.

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

Overview

We are a company in the business of developing and commercializing innovative technologies, including our home mist tanning system. Through Tropic Spa, our goal is to market a unique system for convenient home use that delivers a full-body application and eliminates the harmful health effects associated with traditional tanning beds. To date, we have finalized the design of our product, applied for and acquired patents in the United States, Canada and Australia for it, and have filed a patent application in China. We have also prepared our product for market and completed two phases of test marketing initiatives, and we are currently preparing to launch a comprehensive three-phase marketing strategy.

Through Notox, our goal is to develop and commercialize the intellectual property we acquired under the License Agreement into the world’s first credible and healthier non-toxic alternative to Botox, which is a commercial form of the botulinum toxin protein used primarily for medical and cosmetic purposes. In order to do this, we will need to design, test and manufacture prototypes of both the Notox unit and treatment probe, undertake one or more series of human trials and complete the FDA Section 510(k) clearance process.

Results of Operations

Revenue

During the year ended August 31, 2016, we generated $863 in revenue, all of which was in the form of sales revenue from our home mist tanning units. During the year ended August 31, 2015, we generated $4,514 in revenue, all of which was also in the form of sales revenue.

Production Costs

During the year ended August 31, 2016, we incurred production costs of $426,551, which, when subtracted from the revenue we generated during that period, resulted in a gross loss of $425,688. During the year ended August 31, 2015, we incurred production costs of $438,823 and a gross loss of $434,309. Our production costs during both years were attributable to a combination of amortization of the US Patent ($374,228 in the current year vs. $373,075 in the prior year), production-related consulting fees ($31,200 in both the current year and the prior year), depreciation ($10,687 in the current year vs. $13,358 in the prior year), materials and supplies ($10,071 in the current year vs. $14,981 in the prior year) and a writedown of inventory ($365 in the current year vs. $6,209 in the prior year). Our production costs were therefore relatively consistent from year-to-year.

Expenses

During the year ended August 31, 2016, we incurred $597,812 in total expenses, compared to $340,317 in total expenses during the year ended August 31, 2015. All the expenses incurred during both fiscal years were general and administrative in nature.

Our expenses during the year ended August 31, 2016, consisted of $422,706 in management-related consulting fees, $81,929 in professional fees, $21,934 in office and miscellaneous expenses, $9,007 in marketing expenses, $20,627 in trust and filing fees, $13,200 in rent, $12,434 in interest on advances from shareholders, $12,417 in travel and entertainment expenses and $3,558 foreign exchange loss. During the prior year, our expenses included $185,056 in management-related consulting fees, $54,295 in professional fees, $22,427 in office and miscellaneous expenses, $16,789 in marketing expenses, $16,177 in trust and filing fees, $13,200 in rent, $11,637 in interest on advances from shareholders, $10,803 in travel and entertainment expenses, $5,774 in depreciation and $4,159 in foreign exchange loss. Apart from the $237,650 increase in our management-related consulting fees between the two years, which was primarily attributable to engaging new principal executive officers and a general increase in our operations, and the $27,634 increase in our professional fees, which was largely due to costs associated with completing the Notox acquisition and an a general increase in the breadth and complexity of our SEC filings, our expenses were relatively consistent from year-to-year.

The significant management-related consulting fees we incurred over both years were paid to several parties, including John Marmora, one of our principal executive officers and directors and the sole officer and director of Tropic Spa, and a number of consultants who provided management-related services to Tropic Spa.

Net Loss

During the year ended August 31, 2016, we incurred a net loss and comprehensive loss of $1,030,293 and a net loss per share of $0.6. During the prior year, we experienced a net loss and comprehensive loss of $774,626 and a net loss per share of $0.13.

Liquidity and Capital Resources

As of August 31, 2016, we had $144,718 in cash, $346,074 in current assets, $4,297,251 in total assets, $1,280,599 in total and current liabilities and a working capital deficiency of $934,525. As of that date, we also had an accumulated deficit of $5,900,974.

During the year ended August 31, 2016, we spent $169,166 in cash on operating activities, compared to $136,144 in cash spending on operating activities during the prior year. The 20% decrease in our cash spending on operating activities during the fiscal year ended August 31, 2016 was primarily attributable to certain changes in our assets and liabilities during our most recently completed fiscal year, the most significant of which by far was the $306,161 increase in our accounts payable and accrued liabilities from year-to-year.

We spent $14,818 and $6,038 in cash on investing activities during the years ended August 31, 2016 and 2015, respectively, substantially all of which was attributable to patent costs.

During the year ended August 31, 2016, we received $320,366 in cash from financing activities, substantially all of which was in the form of stock subscriptions received, compared to $132,500 in cash from financing activities, including $102,500 in advances from shareholders and $30,000 in stock subscriptions, during the prior year.

During the year ended August 31, 2016, our cash increased by $136,382 due to a combination of our operating, investing and financing activities.

Plan of Operations

Our plan of operations over the next 12 months is to carry out our three-phase marketing strategy and continue to develop our home mist tanning business through Tropic Spa, and we anticipate that we will require a minimum of $1,050,000 to pursue those plans, as follows:

Description	Amount ($)
Marketing expenses	600,000
Production costs	450,000
Total	1,050,000

We intend to allocate the bulk of our proposed marketing expenses to producing and airing a new infomercial, and we expect interest in our home mist tanning system to increase as a result. Such an increase will likely be accompanied by an increase in sales, which will require us to manufacture additional units and incur substantial production costs.

In addition, over the next 12 months our plan of operations through Notox is to continue the process initiated by ZHC to design, manufacture and commercialize the Notox system and its features. We expect to work closely with the Clinic in this regard, and anticipate that we will require at least US$3,725,000 to carry out our plan, as follows:

Description	Amount (US$)
Design, testing and prototyping the Notox unit	1,200,000
Design, testing and prototyping the Notox treatment probe	800,000
Acquisition costs payable to ZHC	400,000
Human trial expenses	650,000
FDA Section 510(k) notification costs and CE marking expenses	450,000
Marketing and inventory expenses	225,000
Total	3,725,000

In connection with the foregoing, we expect to incur the following general and administrative expenses over the next 12 months. These expenses are reasonably consistent with those from prior periods, as adjusted to reflect the expected increase in our operations and the costs of maintaining our status as a public company.

Description	Amount ($)
Professional fees and filing fees	250,000
Management-related consulting fees	500,000
Rent (including utilities)	19,200
Travel and entertainment expenses	50,000
Office and miscellaneous expenses	125,000
Total	944,200

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

Intangible Assets

Patents

The US Patent is recorded at the value attributed to the shares issued to the Originating Companies and shareholders of TGSI less accumulated amortization. The US Patent was issued on September 29, 2009 and is effective until September 29, 2026. The Australian and Canadian Patents are recorded at the application costs incurred less accumulated amortization. The Australian Patent was issued on October 16, 2014 and is effective until April 5, 2027. The Canadian Patent was issued on June 21, 2016 and is effective until April 5, 2027. Upon expiration, the patents can be extended subject to certain changes required to secure the extension. Although the effects of obsolescence, demand, competition and other economic factors (such as stability of the industry, technological advances and legislative action that results in an uncertain or changing regulatory environment) can have an adverse effect on the industry and our product, management is not currently aware of any known adverse factors that will affect us in the future.

Costs incurred for patents which are in the process of being completed will be amortized over the life of the patent when the patent is issued.

We do not believe that there are any limits to how long our Home Mist Tanning units can sell in the market place. While we expect to be able to secure an extension to our patents prior to expiry, this cannot be predicted with certainty at this time. Accordingly, management has determined that the best estimate of the useful life of the US, Australian and Canadian Patents are 17, 13 and 11 years, respectively. At this time, we do not believe that the patents will have a residual value at the end of thier useful lives.

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

License Agreement

The License Agreement is recorded at estimated fair value plus acquisition costs less accumulated amortization. The term of the License Agreement continues until the expiration of the last to expire of the Licensed Patents (as defined in the License Agreement).

Management is in the process of determining the best estimate of the useful life of the License Agreement.

Amortization and Impairment

Definite-lived intangible assets are required to be amortized using a method that reflects the pattern in which the economic benefits of the intangible assets are consumed or utilized. At this time, management is not able to determine with any amount of certainty the number of Home Mist Tanning units that will be sold over the useful lives of the patents. Accordingly, the patents are being amortized on a straight-line basis over the period of their useful lives. Management is in the process of determining the most appropriate method for amortizing the License Agreement.

Intangible assets subject to amortization are required to be reviewed for impairment. An impairment loss must be recognized if the intangible asset’s carrying amount is not recoverable and the carrying amount exceeds fair value. We apply the following three-step process to identify, recognize and measure impairment of intangible assets:

●	Consider whether indicators of impairment are present indicating that the intangible assets’ carrying amount might not be recoverable;

●	If indicators are present, perform a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the intangible assets to their carrying amounts; and

●	If the undiscounted cash flows used in the recoverability test are less than the intangible assets’ carrying amount, determine the intangible assets’ fair value and recognize an impairment loss if the carrying amount exceeds fair value.

Because of the unique nature of a patent and a license agreement, income-producing definite-lived intangible assets, the calculation of cash flows can be very difficult to estimate. In this case, the estimated cash flows reflect the direct revenue expected to be generated by the patents and the License Agreement as well as an allocation of expenses.

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

Consolidated Financial Statements

Year Ended August 31, 2016

(Expressed in Canadian dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Tropic International Inc.:

We have audited the accompanying consolidated balance sheets of Tropic International Inc. (the “Company”) as of August 31, 2016 and 2015, and the related consolidated statements of loss and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tropic International Inc. as of August 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended August 31, 2016, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a deficit of $5,900,974 since inception, a working capital deficiency of $934,525, and stockholders’ equity of $3,016,652 as of August 31, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada

December 13, 2016

See accompanying notes to the consolidated financial statements.

TROPIC INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN CANADIAN DOLLARS)

	August 31, 2016	August 31, 2015
ASSETS
Current assets:
Cash	$144,718	$8,336
Amounts receivable	75,738	3,681
Inventory	122,318	130,702
Prepaid expenses	3,300	3,300
Total current assets	346,074	146,019
Equipment, net (Note 7)	42,747	53,434
Patents, net (Note 8)	3,755,699	4,121,771
License agreement, net (Note 9)	152,731	-
Total assets	$4,297,251	$4,321,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (Notes 10 and 11)	$837,990	$292,390
Advances from related parties/shareholders (Notes 11 and 12)	442,609	425,175
Total current liabilities	1,280,599	717,565

Stockholders’ equity (Note 14):
Common stock	140,532	12,612
Stock subscribed	345,366	30,000
Additional paid-in capital	8,431,728	8,431,728
Deficit	(5,900,974)	(4,870,681)
Total stockholders’ equity	3,016,652	3,603,659
Total liabilities and stockholders’ equity	$4,297,251	$4,321,224

Contingent liability (Note 18)

Subsequent events (Note 19)

See accompanying notes to the consolidated financial statements.

TROPIC INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(EXPRESSED IN CANADIAN DOLLARS)

	Years Ended August 31,
	2016	2015	2014
Revenue:
Sales	$863	$4,514	$3,259
Flyer distribution	—	—	12,500
	863	4,514	15,759

Production costs:
Amortization – patent	374,228	373,075	373,075
Consulting fees – production	31,200	31,200	31,200
Depreciation	10,687	13,358	16,698
Materials and supplies	10,071	14,981	9,423
Writedown of inventory	365	6,209	14,113
Total production costs	426,551	438,823	444,509
Gross loss	(425,688)	(434,309)	(428,750)

General and administration:
Consulting fees – management (Note 11)	422,706	185,056	184,850
Depreciation	—	5,774	5,775
Interest on advances from related parties/shareholders (Notes 11 and 12)	12,434	11,637	3,538
Loss (gain) on foreign exchange	3,558	4,159	(199)
Marketing	9,007	16,789	16,347
Office and miscellaneous	21,934	22,427	26,951
Professional fees	81,929	54,295	126,449
Rent	13,200	13,200	13,200
Travel and entertainment	12,417	10,803	20,705
Trust and filing fees	20,627	16,177	—
Total general and administration	597,812	340,317	397,616
Loss before other item and income taxes	(1,023,500)	(774,626)	(826,366)
Other item:
Writedown of patent costs (Note 8)	(6,793)	—	—
Loss before income taxes	(1,030,293)	(774,626)	(826,366)
Income taxes	—	—	—
Net loss and comprehensive loss	$(1,030,293)	$(774,626)	$(826,366)

Net loss per share – basic and diluted (Note 5)	$(0.06)	$(0.13)	$(0.14)

Weighted-average number of shares outstanding	16,924,423	6,132,073	6,132,073

See accompanying notes to the consolidated financial statements.

TROPIC INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN CANADIAN DOLLARS)

	Years Ended August 31,
	2016	2015	2014

Cash Flows Used In Operating Activities
Net loss	$(1,030,293)	$(774,626)	$(826,366)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization – patent	374,228	373,075	373,075
Depreciation	10,687	19,132	22,473
Writedown of inventory	365	6,209	14,113
Writedown of patent costs	6,793	—	—
Changes in assets and liabilities:
Amounts receivable	(72,057)	3,746	2,347
Inventory	8,019	11,386	6,303
Prepaid expenses	—	(1,200)	—
Accounts payable and accrued liabilities	520,658	214,497	27,743
Unearned revenue	—	—	(12,500)
Interest accrued on advances from related
parties/shareholders	12,434	11,637	3,538
Net cash used in operating activities	(169,166)	(136,144)	(389,274)

Cash Flows Used In Investing Activities
Patent costs	(14,949)	(6,038)	(11,904)
Cash transferred upon acquisition of Notox	131	—	—
Net cash used in investing activities	(14,818)	(6,038)	(11,904)

Cash Flows Provided By Financing Activities
Advances from related parties/shareholders	5,000	102,500	307,500
Stock subscriptions received	315,366	30,000	—
Net cash provided by financing activities	320,366	132,500	307,500

Increase (decrease) in cash during the year	136,382	(9,682)	(93,678)
Cash, beginning of year	8,336	18,018	111,696
Cash, end of year	$144,718	$8,336	$18,018

On June 13, 2016, the Company issued 50,000,000 shares of common stock in exchange for all of the outstanding common shares of Notox. The Company also incurred $19,519 in professional fees relating to this transaction. See Note 3.

See accompanying notes to the consolidated financial statements.

TROPIC INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(EXPRESSED IN CANADIAN DOLLARS)

	Common Stock
	Common * Stock	Amount	Stock subscribed	Additional paid-in capital	Deficit	Total stockholders’ equity
Balance at August 31, 2012	56,516,523	$7,932,201	$—	$—	$(2,488,050)	$5,444,151
Stock issued for cash	10,890,100	552,000	—	—	—	552,000
Stock issued in exchange for management services	32,593,377	16,297	—	—	—	16,297
Recapitalization on reverse takeover (see Notes 2 and 14):	—	(8,487,886)	—	8,431,728	—	(56,158)
Elimination of issued common stock of TSI	(100,000,000)	—	—	—	—	—
Establishment of issued common stock of RMI	6,132,073	—	—	—	—	—
Net loss	—	—	—	—	(781,639)	(781,639)
Balance at August 31, 2013	6,132,073	12,612	—	8,431,728	(3,269,689)	5,174,651
Net loss	—	—	—	—	(826,366)	(826,366)
Balance at August 31, 2014	6,132,073	12,612	—	8,431,728	(4,096,055)	4,348,285
Net loss	—	—	—	—	(774,626)	(774,626)
Stock subscribed	—	—	30,000	—	—	30,000
Balance at August 31, 2015	6,132,073	12,612	30,000	8,431,728	(4,870,681)	3,603,659
Stock subscribed	—	—	315,366	—	—	315,366
Stock issued for asset acquisition	50,000,000	127,920	—	—	—	127,920
Net loss	—	—	—	—	(1,030,293)	(1,030,293)
Balance at May 31, 2016	56,132,073	$140,532	$345,366	$8,431,728	$(5,900,974)	$3,016,652

*The above presentation reflects the issued share capital of Tropic Spa Inc. until the completion of the June 28, 2013 reverse takeover, at which point it is adjusted to reflect the share capital of the Company. The above presentation also reflects a 1:2 reverse split of the Company’s common stock on August 25, 2016. See Note 14.

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

On December 6, 2013, the Company changed its name to Tropic International Inc. as a result of a merger with a wholly-owned subsidiary incorporated solely to effect the name change.

On September 3, 2014, the Company’s shares became eligible for quotation on the OTCQB under the symbol TRPO.

On June 13, 2016, the Company completed an asset acquisition transaction (see Note 3) with Notox Bioscience Inc. (“Notox”), a private Nevada corporation incorporated on May 31, 2016 for the purpose of acquiring 100% of the right, title and interest in and to an exclusive license agreement (the “License Agreement”) with The Cleveland Clinic Foundation (the "Clinic"), an Ohio not-for-profit corporation. As a result of this transaction, the Company is a holding company operating through both TSI and Notox.

The accompanying consolidated financial statements include the results of operations of the Company and TSI for the years ended August 31, 2016 and 2015 and of Notox for the period from June 13, 2016 to August 31, 2016.

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

After November 19, 2007, and subsequent to the execution of the Agreements, Tropic Spa Group Inc. (“TSGI”) incurred an additional $2,685,104 on the continued development of the Home Mist Tanning system and the application for and acquisition of the US Patent. On March 11, 2013, TSI executed a second Share Subscription Agreement (the “Second Agreement”) with TSGI to cover the common shares of TSI issued to the shareholders of TSGI in respect of the additional costs incurred. Pursuant to the terms of the Second Agreement, TSGI subscribed for 26,034,520 common shares valued at $3,155,462 covering the period from November 20, 2007 to June 2010. Of these amounts, 3,880,745 common shares were for $470,358 received directly by TSI. The value assigned to the carrying value of the US Patent, during the year ended August 31, 2010, was $2,685,104 ($3,155,462 less $470,358). The total value assigned to the carrying value of the US Patent pursuant to the Agreements and the Second Agreement, collectively, was $6,342,279.

On October 16, 2014, the Company, through TSI, obtained an Australian patent (the “Australian Patent”), incurring application costs of $4,976. On June 21, 2016, the Company, through TSI, obtained a Canadian patent (the “Canadian Patent”), incurring application costs of $17,406. The Company, through TSI, has a patent pending which is in the process of being completed for China. Costs incurred are recorded as intangible assets (see Note 8).

As reflected in the accompanying consolidated financial statements, the Company has a deficit of $5,900,974 (August 31, 2015 - $4,870,681) since inception, a working capital deficiency of $934,525 (August 31, 2015 - $571,546) and stockholders’ equity of $3,016,652 (August 31, 2015 - $3,603,659). This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to raise additional capital and to implement its business plan. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

2. Reverse Takeover

On June 28, 2013 (the “Closing Date”), the Company, its wholly-owned subsidiary 1894632 Ontario Inc. (“Subco”) and TSI entered into a share exchange agreement (the “Exchange Agreement”) with certain of the shareholders of TSI (the “Selling Shareholders”) pursuant to which the Company acquired 39,015,439 common shares, or approximately 78% of the issued and outstanding shares, of TSI in exchange for the issuance of 39,015,439 preferred shares of Subco to the Selling Shareholders on a one-for-one basis. Each one preferred share of Subco is exchangeable into one share of the Company’s common stock at the option of the holder subject to the following restrictions:

●	The Selling Shareholders required the written consent of Subco to exchange, sell or otherwise dispose of, directly or indirectly, any of their preferred shares of Subco until the six month anniversary of the Closing Date;

●	Within 30 days of that time, and provided TSI generated at least $1,000,000 in gross revenue during the preceding six month period, Subco permitted the Selling Shareholders to require Subco to redeem an aggregate of 1% of its then-outstanding preferred shares on a pro-rata basis; and

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

2. Reverse Takeover (cont’d)

●	Within 30 days of each six month anniversary of the Closing Date until June 30, 2015, on which date all restrictions on the preferred shares automatically expired unless extended by the Selling Shareholders, Subco granted the holders of its preferred shares a permission identical to the one above.

Upon the closing of the Exchange Agreement, the sole officer and director of TSI became the sole officer and a director of the Company and the Company adopted the business plan of TSI.

As a result of the share exchange, the Selling Shareholders controlled approximately 87% of the issued and outstanding common shares of the Company on a fully-exchanged basis as of the Closing Date. The Exchange Agreement represented a reverse takeover and was therefore accounted for under the acquisition method with TSI as the accounting acquirer and continuing entity for accounting and financial reporting purposes and the Company as the legal parent being the acquiree. There was no active market to reliably determine fair value of the consideration other than the value of the identifiable assets acquired. Therefore, the purchase price allocation of the acquisition was based on the fair value of the net liabilities acquired which was charged to additional paid-in-capital.

The fair values of assets acquired and liabilities assumed were as follows:

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

3. Asset Acquisition and License Agreement

On June 13, 2016 (the “Second Closing Date”), the Company, Notox and the shareholders of Notox (the “Notox Shareholders”) entered into a share exchange agreement (the “Share Exchange Agreement”) pursuant to which the Company acquired 100% of the issued and outstanding common stock of Notox from the Notox Shareholders in exchange for the issuance of 50,000,000 shares of the Company’s common stock. See Notes 14 and 19.

On the Second Closing Date, Notox and Zoran Holding Corporation ("ZHC"), a private Ontario corporation, entered into an assignment agreement (the "Assignment Agreement") pursuant to which ZHC irrevocably assigned 100% of its right, title and interest in and to the License Agreement, as amended, to Notox. See Note 19. Also on the Second Closing Date, the sole officer and director of Notox and ZHC became a director of the Company.

On December 1, 2012, ZHC and the Clinic entered into the License Agreement whereby the Clinic granted ZHC an exclusive worldwide license and a non-exclusive worldwide license in the field of aesthetics and pain to make, use, offer to sell, sell and import certain products throughout the term of the License Agreement. The term continues until the expiration of the last to expire of the certain patents. The License Agreement was amended on July 30, 2013. Pursuant to the License Agreement, as amended,

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

3. Asset Acquisition and License Agreement (cont’d)

the Clinic will receive a royalty based on the sale of certain products, a milestone payment upon first commercial sale of the first such product and a percentage of any sublicensing revenues. In the month in which cumulative gross revenues reach a specified amount, the Clinic will be reimbursed for all incurred and to be incurred patent expenses to a specified amount. Royalties and other payments are payable quarterly. ZHC is required to achieve a commercial milestone on or before November 30, 2017, and failure to achieve this milestone, without satisfactory justification, constitutes a material breach of the License Agreement giving the Clinic the right, but not the obligation, to terminate the License Agreement. The Clinic has the right to verify ZHC’s compliance with the License Agreement.

As a result of the share exchange and on the Second Closing Date, the Notox Shareholders controlled approximately 89% of the issued and outstanding common stock of the Company (52.5% on a fully-exchanged basis) and Notox became a wholly-owned subsidiary of the Company. Notox does not meet the definition (inputs, processes and outputs criteria) of a business. The Share Exchange Agreement represents an asset acquisition and therefore has been accounted for under the asset acquisition method.

Acquired intangible assets are recognized and initially measured based on their fair value plus transaction costs incurred as part of the acquisition. There was no active market to reliably determine the fair value of the License Agreement acquired. Therefore the fair value of the License Agreement was based on the par value of the common stock exchanged by the Company.

The fair value and carrying value of the License Agreement is as follows:

License Agreement	$133,212
Cash	131
Accrued liabilities	(5,423)
Capital stock exchanged (50,000,000 shares at US$0.002 per share)	$127,920

Fair value of License Agreement	$133,212
Acquisition costs	19,519
Carrying value of License Agreement	$152,731

4. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of the Company, TSI, Notox, Subco and 1894631 Ontario Inc., the Company’s wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

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

(EXPRESSED IN CANADIAN DOLLARS)

4. Summary of Significant Accounting Policies (cont’d)

Concentration of Risk

The financial instrument which potentially subjects the Company to a concentration of credit risk is cash. The Company places its cash in an account with a high credit quality financial institution.

Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain significant accounting policies. There have been no material changes to the Company’s significant accounting policies that are disclosed in the consolidated financial statements and notes thereto during the year ended August 31, 2016.

Inventory

Inventory is stated at the lower of cost, computed using the first-in, first-out method, or market. If the cost of inventory exceeds its market value, a provision is made currently for the difference between the cost and market value. The Company’s inventory consists of finished goods, components and supplies.

Equipment, Net

Equipment is stated at cost, net of accumulated depreciation. Equipment is depreciated over the estimated useful life of the asset. Mould equipment is depreciated at 20% on a declining-balance basis. The website was depreciated on a straight-line basis over five years. One-half of these rates are used in the year of acquisition. Replacements and major improvements are capitalized, while maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost of assets disposed of and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is credited or charged to operations.

Intangible Assets

Patents

The US Patent is recorded at the value attributed to the shares issued to the Originating Companies and shareholders of TGSI less accumulated amortization. The US Patent was issued on September 29, 2009 and is effective until September 29, 2026. The Australian and Canadian Patents are recorded at the application costs incurred less accumulated amortization. The Australian Patent was issued on October 16, 2014 and is effective until April 5, 2027. The Canadian Patent was issued on June 21, 2016 and is effective until April 5, 2027. Upon expiration, the patents can be extended subject to certain changes required to secure the extension. Although the effects of obsolescence, demand, competition and other economic factors (such as stability of the industry, technological advances and legislative action that results in an uncertain or changing regulatory environment) can have an adverse effect on the industry and the Company’s product, management is not currently aware of any known adverse factors that will affect the Company in the future.

Costs incurred for patents which are in the process of being completed will be amortized over the life of the patent when the patent is issued.

The Company does not believe that there are any limits to how long its Home Mist Tanning units can sell in the market place. While it expects to be able to secure extensions for its patents prior to expiry, this cannot be predicted with certainty at this time. Accordingly, management has determined that the best estimates of useful lives of the US, Australian, and Canadian Patents are 17, 13, and 11 years, respectively. At this time, the Company does not believe that the patents will have a residual value at the end of their useful lives.

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

4. Summary of Significant Accounting Policies (cont’d)

License Agreement

The License Agreement is recorded at estimated fair value plus acquisition costs less accumulated amortization. The term of the License Agreement continues until the expiration of the last to expire of the Licensed Patents (as defined in the License Agreement).

Management is in the process of determining the best estimate of the useful life of the License Agreement.

Amortization and Impairment

Definite-lived intangible assets are required to be amortized using a method that reflects the pattern in which the economic benefits of the intangible assets are consumed or utilized. At this time, management is not able to determine with any amount of certainty the number of Home Mist Tanning units that will be sold over the useful lives of the patents. Accordingly, the patents are being amortized on a straight-line basis over the period of their useful lives. Management is in the process of determining the most appropriate method for amortizing the License Agreement.

Intangible assets subject to amortization are required to be reviewed for impairment. An impairment loss must be recognized if the intangible asset’s carrying amount is not recoverable and the carrying amount exceeds fair value. The Company applies the following three-step process to identify, recognize and measure impairment of intangible assets:

●	Consider whether indicators of impairment are present indicating that the intangible assets’ carrying amount might not be recoverable;

●	If indicators are present, perform a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the intangible assets to their carrying amounts; and

●	If the undiscounted cash flows used in the recoverability test are less than the intangible assets’ carrying amount, determine the intangible assets’ fair value and recognize an impairment loss if the carrying amount exceeds fair value.

Because of the unique nature of a patent and a license agreement, income-producing definite-lived intangible assets, the calculation of cash flows can be very difficult to estimate. In this case, the estimated cash flows reflect the direct revenue expected to be generated by the patents and the License Agreement as well as an allocation of expenses.

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

(EXPRESSED IN CANADIAN DOLLARS)

4. Summary of Significant Accounting Policies (cont’d)

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

(EXPRESSED IN CANADIAN DOLLARS)

4. Summary of Significant Accounting Policies (cont’d)

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

5. Loss Per Share

The following table sets forth the computation of loss per share:

	For the Years Ended August 31,
	2016	2015	2014
Net loss per share:
Net loss	$(1,030,293)	$(774,626)	$(826,366)
Weighted-average shares outstanding:
Common stock	56,132,073	6,132,073	6,132,073
Number of shares used in per share computations	16,924,423	6,132,073	6,132,073
Loss per share	$(0.06)	$(0.13)	$(0.13)

6. Fair Value Measurements

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

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

7. Equipment, Net

Equipment, at cost, consisted of:

	August 31, 2016	August 31, 2015
Mould equipment	$155,300	$155,300
Website	28,875	28,875
Equipment at cost	184,175	184,175
Accumulated depreciation	(141,428)	(130,741)
Equipment, net	$42,747	$53,434

Depreciation was $10,687, $19,132 and $22,473 for the years ended August 31, 2016, 2015 and 2014 respectively.

8. Patents, Net

The following tables provide information regarding the patents and patents pending:

	August 31, 2016
	Gross carrying amount	Accumulated amortization	Writedowns	Net carrying amount
United States Patent	$6,342,279	$2,611,527	$—	$3,730,752
Australian Patent	4,976	747	—	4,229
Canadian Patent	17,406	404	—	17,002
Patents pending	10,509	—	6,793	3,716
	$6,375,170	$2,612,678	$6,793	$3,755,699

	August 31, 2015
	Gross carrying amount	Accumulated amortization	Net carrying amount
United States Patent	$6,342,279	$2,238,450	$4,103,829
Patents pending	17,942	—	17,942
	$6,360,221	$2,238,450	$4,121,771

Also see Note 1 Company Overview and Basis of Presentation.

During the year ended August 31, 2016, management identified the following indicators of impairment indicating that the patents’ carrying amounts might not be recoverable:

●	The inability to raise equity financing to implement its strategic plan; and

●	Operating and cash flow losses since the Company completed the development of the US, Australian, and Canadian patents.

Management performed a recoverability test and determined that the estimated undiscounted future cash flows are greater than the patents’ carrying amounts and that, accordingly, there is no impairment.

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

8. Patents, Net (cont’d)

As of August 31, 2016, amortization expense on intangible assets for the next five years was expected to be as follows:

Amount
Year ending:
2017	$375,093
2018	375,093
2019	375,093
2020	375,093
2021	375,093
Thereafter	1,876,518
Total	$3,751,983

9. License Agreement, Net

	August 31, 2016
	Gross carrying amount	Accumulated amortization	Net carrying amount
License Agreement	$152,731	$—	$152,731

Also see Note 3 Asset Acquisition and License Agreement.

10. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of:

	August 31,2016	August 31, 2015
Trade payables	$751,762	$279,890
Vendor accruals	86,228	12,500
Accounts payable and accrued liabilities	$837,990	$292,390

11. Related Party Transactions

The President of the Company advanced $5,000 during the year ended August 31, 2016 (2015 - $7,500). Advances payable to the President totaled $257,500 at August 31, 2016 (2015 - $252,500). These advances are unsecured and bear interest at 3% per annum. Of this amount, $245,000 is due on demand and $12,500 has no repayment terms. Interest expense of $7,696 was accrued on these advances during the year ended August 31, 2016 (2015 - $7,572). Accrued interest payable to the President totaled $18,578 at August 31, 2016 (2015 - $10,882).

Consulting fees paid or accrued as payable to a company controlled by the President of the Company were $136,665 ($102,870 and US$26,040), $88,400 and $88,400 for the years ended August 31, 2016, 2015 and 2014, respectively.

Consulting fees paid or accrued as payable to a company controlled by the CEO of the Company were $67,509 (US$56,040), $nil and $nil for the years ended August 31, 2016, 2015 and 2014, respectively. See Note 3.

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

11. Related Party Transactions (cont’d)

Consulting fees accrued as payable to a company controlled by a major shareholder of the Company were $136,665 ($102,870 and US$26,040), $88,400 and $88,400 for the years ended August 31, 2016, 2015 and 2014, respectively. See Note 3. Prior to June 13, 2016, this company was not a related party.

Consulting fees accrued as payable to a company controlled by the former CFO of the Company were $75,000, $nil and $nil for the years ended August 31, 2016, 2015 and 2014, respectively. See Note 19.

At August 31, 2016, the Company owed $286,555 (2015 - $265,630) to its President, including the above advances and accrued interest, and $10,477 (2015 - $2,248) for reimbursable expenses incurred on the Company’s behalf.

At August 31, 2016, the Company owed $215,224 ($181,070 and US$26,040) (2015 - $78,200) in consulting fees to a company controlled by the President of the Company.

At August 31, 2016, the Company owed $34,154 (US$26,040) (2015 - $nil) in consulting fees to a company controlled by the CEO of the Company.

At August 31, 2016, the Company owed $215,224 ($181,070 and US$26,040) (2015 - $78,200) in consulting fees to a company controlled by a major shareholder. Prior to June 13, 2016, this company was not a related party.

At August 31, 2016, the Company owed $12,500 (2015 - $12,500) in shareholder advances and $761 (2015 - $385) in accrued interest on these advances to the same major shareholder. Prior to June 13, 2016, this shareholder was not a related party.

At August 31, 2016, the Company owed $75,000 (2015 - $nil) in consulting fees to a company controlled by the former CFO of the Company. See Note 19.

All transactions with related parties occurred in the normal course of business and were measured at the exchange amount, which was the amount of consideration agreed upon between management and the related parties.

Also see Notes 3 and 14.

12. Advances from Shareholders

Shareholders of the Company advanced $nil to the Company during the year ended August 31, 2016 (2015 - $95,000). Advances payable to shareholders totaled $157,500 at August 31, 2016 (2015 - $157,500). These advances are unsecured and bear interest at 3% per annum. Of this amount, $12,500 is due on demand and $145,000 has no repayment terms. Interest expense of $4,738 was accrued on these advances during the year ended August 31, 2016 (2015 - $4,065). Accrued interest payable to shareholders totaled $9,031 at August 31, 2016 (2015 - $4,293).

13. Commitments

On November 16, 2015, the Company entered into a consulting agreement (the “ECC Agreement”) with Edgewater Consulting Corp., a private Ontario corporation (“ECC”). Pursuant to the ECC Agreement, ECC, through its principal, acted in the capacity of CFO of the Company. The ECC Agreement was terminated effective November 10, 2016 (see Note 19). A signing bonus of 750,000 exchangeable preferred shares of Subco was issued on August 24, 2016. As at August 31, 2016, ECC is entitled to $75,000 in accrued remuneration.

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

13. Commitments (cont’d)

On December 1, 2015, the Company entered into consulting agreements with 1040614 Ontario Ltd., a private Ontario corporation (the “Old 1040614 Agreement”) and MCM Consulting, an Ontario sole proprietorship (the “Old MCM Agreement”, and together with the Old 1040614 Agreement, the “Old Agreements”). Pursuant to the Old 1040614 Agreement, the company, through its principal, performed various services related to business development, strategic planning and capital-raising for the Company. Pursuant to the Old MCM Agreement, the sole proprietor acted in the capacity of CEO of the Company. On June 13, 2016, the Old 1040614 and MCM Agreements were terminated and replaced by the 1040614 and MCM Agreements (see below). As at August 31, 2016, in addition to previously accrued amounts, 1040614 and MCM are each entitled to $80,770 in accrued remuneration in respect of the Old Agreements.

On February 4, 2016, the Company entered into a consulting agreement (the “Old ZKC Agreement”) with Zoran K Corporation, a private Ontario corporation (“ZKC”). Pursuant to the Old ZKC Agreement, ZKC, through its principal, acted in the capacity of the Company’s exclusive sales, marketing and product development agent. On June 13, 2016, the Old ZKC Agreement was terminated and replaced by the ZKC Agreement (see below). As at August 31, 2016, there is no remuneration payable by the Company under the Old ZKC Agreement.

On February 10, 2016, the Company renewed its premises lease dated November 11, 2011 for one additional year from February 1, 2016 to January 31, 2017 for a rental of $13,200 per year plus HST.

On June 13, 2016, the Company entered into consulting agreements with 1040614 Ontario Ltd. (the “1040614 Agreement”), MCM Consulting (the “MCM Agreement”) and ZKC (the “ZKC Agreement”). Pursuant to the 1040614 Agreement, the company, through its principal, performs general consulting services on behalf of the Company. Pursuant to the MCM Agreement, the sole proprietor acts in the capacity of President of the Company. Pursuant to the ZKC Agreement, ZKC, through its principal, acts in the capacity of CEO of the Company. Each consulting agreement is for a period of 10 years, with successive automatic renewal periods of two years until terminated. Pursuant to these consulting agreements, each consultant is entitled to receive the following compensation:

●	Remuneration – an aggregate of US$125,000 per annum plus HST on a bi-monthly basis;

●	EPS Bonus – when the Company generates earnings per share of $0.05, plus any multiple thereof, the Company shall issue the consultant 1,000,000 shares of the Company’s common stock and pay the consultant US$250,000 plus HST;

●	Change of Control Bonus – immediately prior to the completion of a change of control (as defined in these consulting agreements) the Company shall issue the consultant an aggregate of 20,000,000 shares of the Company’s common stock; and

●	Additional Bonus – the company may from time to time pay the consultant one or more bonuses as determined by the Board of Directors at its sole discretion.

14. Stockholders' Equity

The Company is authorized to issue 300,000,000 shares of common stock at a par value of $US0.001.

On August 25, 2016, the Company completed a reverse split of the Company's common stock at the ratio of one new share for every two existing shares. All share and per share amounts have been adjusted to reflect this reverse split.

At August 31, 2016, the Company had 56,132,073 shares of common stock legally issued and outstanding (2015 – 6,132,073 shares).

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

14. Stockholders' Equity (cont’d)

On June 28, 2013, pursuant to the Exchange Agreement, RMI acquired 39,015,439 common shares of TSI in exchange for the issuance of 39,015,439 preferred shares of Subco to the Selling Shareholders on a one-for-one basis. As a result of the Exchange Agreement, TSI became the Company’s majority-owned subsidiary. Each preferred share of Subco is exchangeable into one share of the Company’s common stock at the option of the holder subject to certain restrictions. As at August 31, 2016 and 2015, none of the preferred shares had been exchanged.

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

Common Stock Issuances

During the year ended August 31, 2016, the Company completed the following common stock transactions:

●	50,000,000 shares of common stock were issued on June 13, 2016 at a par value of US$0.002 ($127,920; US$100,000). See Note 3. Pursuant to a stock restriction agreement entered into on June 13, 2016, these shares cannot be sold or otherwise disposed of until June 30, 2017.

During the year ended August 31, 2015, the Company had no common stock transactions.

Stock Subscribed

During the year ended August 31, 2016, $315,366 in stock subscriptions was received pursuant to 12 individual private placements. These subscriptions are for a total of:

●	80,000 units of the Company at a price of $0.50 per unit. Each unit consists of one share of the Company’s common stock and one warrant to purchase one share of common stock exercisable at a price of $0.80 per share for two years.

●	220,770 units of the Company at a price of US$0.50 per unit. Each unit consists of one share of the Company’s common stock and one warrant to purchase one share of common stock exercisable at a price of US$0.80 per share for two years.

●	100,000 units of the Company at a price of US$1.00 per unit. Each unit consists of one share of the Company’s common stock and one warrant to purchase one share of common stock exercisable at a price of US$1.40 per share for two years.

During the year ended August 31, 2015, $30,000 in stock subscriptions was received pursuant to three individual private placements. These subscriptions were for a total of 60,000 units of the Company at a price of $0.50 per unit. Each unit consists of one share of the Company’s common stock and one warrant to purchase one share of common stock exercisable at a price of $0.80 per share for two years.

See Note 19.

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

15. Taxes

Income tax expense differs from the amounts computed by applying the statutory income tax rate to net loss before income taxes as follows:

	Year Ended August 31,
	2016	2015	2014
Net loss before income taxes	$(1,030,293)	$(774,626)	$(826,366)
Tax rate	(1)	(1)	(1)
Calculated income tax recovery	(273,260)	(205,497)	(219,259)
Adjustment for deductible and non-deductible amounts	48,858	46,994	104,917
Unrecognized benefit of non-capital losses	224,402	158,503	114,342
Income tax recovery	$—	$—	$—

(1)	Canada – 26.50%; United States – 34%

Deferred Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Significant components of the Company’s deferred tax assets are as follows:

	August 31, 2016	August 31, 2015
Deferred tax assets:
Net operating loss carryforwards	$1,100,000	$875,000
Temporary deductible differences (net)	(246,000)	(301,000)
Permanent difference	249,000	273,000
	1,103,000	847,000
Valuation allowance	(1,103,000)	(847,000)
Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. A valuation allowance was established based upon management’s inability to determine whether sufficient future profits will be generated.

The Company has approximately $4,069,000 of United States and Canadian net operating loss carryforwards expiring from 2024 to 2036.

16. Risks and Uncertainties

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

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

17. Accounting Pronouncements

During the year ended August 31, 2016, the Financial Accounting Standards Board (“FASB”) issued the following Accounting Standard Updates (“ASUs”) that may be of relevance to the Company. The Company is currently assessing the impact that the adoption of these ASUs will have on its financial statements and related disclosures.

●	August 2014 – ASU No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”) is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company is currently assessing the impact the adoption of ASU 2014-15 will have on its financial statements and related disclosures.

●	July 2015 – ASU No. 2015-11, which amended Accounting Standards Codification (“ASC”) Topic 330 Inventory simplifies the measurement of inventory, applying to inventories for which cost is determined by methods other than last-in first-out (LIFO) and the retail inventory method (RIM), specifying that an entity should measure inventory at the lower of cost and net realizable value instead of at the lower of cost or market. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, and interim periods therein.

●	January 2016 – ASU No. 2016-01 “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” enhances the reporting model for financial instruments, including certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The amendments in this ASU are effective for reporting periods beginning after December 15, 2017, with early adoption permitted.

●	February 2016 – ASU No. 2016-02 “Leases (Topic 842)” provides guidance establishing the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020.

●	April 2016 – ASU 2016-10 “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” clarifies the process of identifying performance obligations and provide licensing implementation guidance. The amendments in this ASU are effective for reporting periods beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016.

●	May 2016 – ASU No. 2016-12 “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” provides guidance regarding how an entity should recognize revenue for the transfer of goods and services to customers to reflect the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this ASU are effective for reporting periods beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016.

●	August 2016 – ASU No. 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” provides guidance concerning how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in this ASU are effective for reporting periods beginning after December 15, 2017, to be applied retrospectively, with early adoption permitted.

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

18. Contingent Liability

Pursuant to the Exchange Agreement, as amended, the Company may be required to acquire up to 296,500 common shares of TSI, being those TSI shares still outstanding, in exchange for 148,250 preferred shares of Subco on a one-for-two basis. Such preferred shares would then be exchangeable on the same basis as the approximately 50 million Subco preferred shares currently outstanding (see Notes 2 and 14). On August 24, 2016, 21,672,623 common shares of TSI were exchanged for 10,836,312 preferred shares of Subco.

19. Subsequent Events

On September 21, 2016, the Company received US$300,000 ($395,580) in stock subscriptions pursuant to two individual private placements. These subscriptions are for 300,000 units of the Company at a price of US$1.00 per unit. Each unit consists of one share of the Company’s common stock and one warrant to purchase one share of common stock exercisable at a price of US$1.40 for a period of two years from the closing date of the financing. US$15,020 ($19,805) in finder’s fees were paid in respect of these private placements.

On October 27, 2016, the Company elected to terminate the ECC Agreement and provided ECC with 14 days written notice in accordance with the terms of the ECC Agreement. See Note 13. The Company’s President was named interim CFO.

On October 31, 2016, the Company closed a concurrent Canadian and US dollar financing as follows:

●	Canadian financing – the Company issued 140,000 units, with each unit consisting of one share of the Company’s common stock and one warrant to purchase one share of common stock exercisable at a price of $0.80 per share until October 31, 2018.

●	US financing – the Company issued 220,770 units, with each unit consisting of one share of the Company’s common stock and one warrant to purchase one share of common stock exercisable at a price of US$0.80 per share until October 31, 2018.

See Note 14.

On November 2, 2016, the Company closed a US dollar financing pursuant to which the Company issued 400,000 units, with each unit consisting of one share of the Company’s common stock and one warrant to purchase one share of common stock exercisable at a price of US$1.40 per share until November 2, 2018. See Note 14.

On November 23, 2016, the Company, Notox and the Notox Shareholders entered into an amendment to the Share Exchange Agreement in order to clarify certain sections in the Share Exchange Agreement, to provide for an assignment fee and to describe how the Company will use the proceeds of any equity financing completed after the Second Closing Date. In consideration for inducing ZHC to enter into the Assignment Agreement, the Company will pay an aggregate of US$1,000,000 to ZKC in the form of a one-time assignment fee. This fee is payable as follows:

●	US$50,000 per calendar month beginning on October 1, 2016; and

●	Upon completion of any equity financing pursuant to which the Company raises gross proceeds of at least US$1,000,000, the balance of the fee, less any amounts already paid.

The required payments were made on October 1, 2016 and November 1, 2016. See Note 3.

Subsequent to the year end, the Company, Notox and the Clinic are in the process of negotiating a second amendment to the License Agreement. See Note 3.

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

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting as of August 31, 2016 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.

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

In its assessment of the effectiveness of our internal control over financial reporting as of August 31, 2016, management determined that there were deficiencies that constitute, both individually and in the aggregate, a material weakness. These deficiencies include the fact that we have no audit committee, traditionally have had no independent directors, and do not have a system in place to review and monitor internal control over financial reporting.

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

Item 9B. Other Information

On October 31, 2016, we issued and sold an aggregate of 140,000 units to six non-U.S. investors at a price of $0.50 per share and an aggregate of 220,700 units to eight non-U.S. investors at a price of US$0.50 per share in exchange for gross proceeds of $70,000 and US$110,385, respectively.  Each unit consists of one share of our common stock and one warrant exercisable into one additional share at an exercise price of $0.80 per share or US$0.80 per share, as applicable, for a period of 24 months. Of these amounts, $30,000 was recorded as stock subscriptions received in our audited financial statements for the year ended August 31, 2015, and the balance was recorded as the same in our audited financial statements for the year ended August 31, 2016.

On November 1, 2016, we issued and sold an aggregate of 400,000 units to one non-U.S. investor and two U.S. investors at a price of US$1.00 per share in exchange for gross proceeds of US$400,000.  Each unit consists of one share of our common stock and one warrant exercisable into one additional share at an exercise price of $1.40 per share for a period of 24 months. Of this amount, US$100,000 was recorded as stock subscriptions received in our audited financial statements for the year ended August 31, 2016.

The foregoing units were offered and sold in private transactions in reliance upon the exemptions from registration provided by Section 4(a)(5) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 903 of Regulation S promulgated thereunder. Our reliance on Section 4(a)(5) was based upon the following factors: (a) the issuance of the units to the U.S. investors occurred in an isolated private transaction which did not involve a public offering; (b) there were only a limited number of investors; (c) there were no subsequent or contemporaneous public offerings of the units; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sale of the units took place directly between the investors and us.

Our reliance on Rule 903 of Regulation S was based on the fact that none of the non-U.S. investors was a “U.S. person” as that term is defined in Rule 902(k) of Regulation S, that the investors acquired the units for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof, and that the investors understood that the units may not be sold or otherwise disposed of without registration under the Securities Act and any applicable state securities laws, or an applicable exemption or exemptions therefrom.

In addition, the shares and warrants underlying the units are subject to restrictions similar to those attached to the preferred shares of Subco. In particular, the investors may not sell, transfer or otherwise dispose of their securities until June 30, 2017, subject to certain limited exceptions.

On November 10, 2016, we terminated the consulting agreement pursuant to which Azmatali Mehrali acted as our Chief Financial Officer and Principal Accounting Officer in accordance with its terms, and our Board of Directors appointed John Marmora to fill the resulting officer vacancies.

Information regarding Mr. Marmora is included elsewhere in this Report, and in particular, in Items 10 and 13

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, the names, ages and positions of our executive officers and directors are as follows:

Name	Age	Position
John Marmora	63	President, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director
Zoran Konevic	57	Chief Executive Officer, Director

John Marmora – President, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

Mr. Marmora was appointed as our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and director on the Closing Date. On November 16, 2015, he resigned as our Chief Financial Officer and Principal Accounting Officer, but was reappointed to those positions on November 10, 2016. Mr. Marmora has served as the President, Secretary, Treasurer and sole director of Tropic Spa since its inception on September 17, 2007.

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

Zoran Konevic – Chief Executive Officer, Director

Mr. Konevic was appointed as our Chief Executive Officer and director on June 13, 2016. He is an independent consultant who, through his various holding companies, has been investing in early stage businesses in a variety of industries for over 30 years. Those industries range from manufacturing and technology to licensing and bioscience. In addition to providing capital, Mr. Konevic’s participation has included creating strategic marketing themes, securing distribution channels and using international relations to benefit the subject entities.

Neither Mr. Marmora nor Mr. Konevic has been a director of any company with a class of securities registered pursuant to section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or subject to the requirements of section 15(d) of the Exchange Act, or any company registered as an investment company under the Investment Company Act of 1940, during the past five years.

Corporate Governance

Our business and affairs are managed under the direction of our Board of Directors, which currently consists of Mr. Marmora and Mr. Konevic.

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

Management Agreements

On November 16, 2015, we entered into a consulting agreement with a corporation controlled by Azmatali Mehrali, our former Chief Financial Officer and Principal Accounting Officer, pursuant to which, among other things, we agreed to cause Subco to issue an aggregate of 1,500,000 exchangeable preferred shares to Mr. Mehrali’s corporation over two years, all of which may be rescinded in certain limited circumstances. In addition, the consulting agreement provides that we will pay Mr. Mehrali’s corporation fees of $100,000 per year plus HST upon raising an aggregate of $500,000 in gross proceeds from the sale of debt or equity securities, and grant that corporation a bonus tied to our earnings per share results in any fiscal year during the term of the agreement. On August 24, 2016, we caused Subco to issue 750,000 of the foregoing exchangeable preferred shares to Mr. Mehrali’s corporation and as at August 31, 2016, we owed to $75,000 in accrued remuneration to the corporation. Effective November 10, 2016, this agreement was terminated.

On December 1, 2015, we entered into consulting agreements with 1040614 Ontario Ltd., a private Ontario corporation (“1040614”) and MCM Consulting, an Ontario sole proprietorship (“MCM”). Pursuant to those agreements, 1040614, through its principal, performed various services related to business development, strategic planning and capital-raising for us and MCM, through its sole proprietor, John Marmora, our office and director, acted as our Chief Executive Officer. On June 13, 2016, those agreements were terminated and replaced by new consulting agreements.

On February 4, 2016, we entered into a consulting agreement with Zoran K Corporation, a private Ontario corporation (“ZKC”). Pursuant to that agreement, ZKC, through its principal, Zoran Konevic, acted as our exclusive sales, marketing and product development agent. On June 13, 2016, the agreement was terminated and replaced by a new consulting agreement.

On June 13, 2016, we entered into new consulting agreements with 1040614 (the “1040614 Agreement”), MCM (the “MCM Agreement”) and ZKC (the “ZKC Agreement”). Pursuant to the 1040614 Agreement, 1040614, through its principal, performs general consulting services on our behalf; pursuant to the MCM Agreement, MCM, through Mr. Marmora, acts as our President; and pursuant to the ZKC Agreement, ZKC, through Mr. Konevic, acts as our Chief Executive Officer. Each consulting agreement is for a period of 10 years, with successive automatic renewal periods of two years until terminated. Pursuant to these consulting agreements, each consultant is entitled to receive the following compensation:

●	Remuneration – an aggregate of US$125,000 per annum plus HST on a bi-monthly basis;

●	EPS Bonus – when we generate earnings per share of US$0.05, plus any multiple thereof, we are required issue the consultant 1,000,000 shares of our common stock and pay the consultant US$250,000 plus HST;

●	Change of Control Bonus – immediately prior to the completion of a change of control (as defined in these consulting agreements) we are required to issue the consultant an aggregate of 20,000,000 shares of our common stock; and

●	Additional Bonus – we may from time to time pay the consultant one or more bonuses as determined by our Board of Directors at its sole discretion.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Exchange Act requires a company’s directors and officers, and persons who own more than 10% of any class of a company’s equity securities which are registered under Section 12 of the Exchange Act, to file with the SEC reports of ownership on Form 3 and reports of changes in ownership on Forms 4 and 5. Such officers, directors and 10% stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by us and on written representations from certain reporting persons as August 31, 2016, we do not believe that all Section 16(a) reports applicable to our officers, directors and 10% stockholders with respect to our fiscal year ended August 31, 2016 have been filed.

Item 11. Executive Compensation

Summary Compensation Table

The following sets forth information with respect to the compensation awarded or paid to John Marmora, our President, Chief Financial Officer, Secretary, Treasurer and director; Zoran Konevic, our Chief Executive Officer and director; and Azmatali Mehrali, our former Chief Financial Officer and Principal Accounting Officer; for all services rendered in all capacities to us and our subsidiaries over the past two fiscal years. We do not have any other executive officers and no other individual received total compensation from us in excess of US$100,000 during those years. Pursuant to Item 402(a)(5) of Regulation S-K we have omitted certain columns from the table since there was no compensation awarded to, earned by or paid to these individuals required to be reported in such columns in either year.

Name and Principal Position	Year Ended August 31	Salary ($)		Total ($)
John Marmora, President (1)	2016	136,665		136,665
	2015	88,400	(2)	88,400
Zoran Konevic, Chief Executive Officer (3)	2016	67,509	(4)	67,509
	2015	N/A		N/A
Azmatali Mehrali, Former Chief Financial Officer (5)	2016	75,000	(6)	75,000
	2015	N/A		N/A

(1)	John Marmora was appointed as our President, Chief Executive Officer, Secretary, Treasurer and director on the Closing Date, has served as the President, Secretary, Treasurer and sole director of Tropic Spa since the company’s inception on September 17, 2007, and was our Chief Financial Officer and Principal Accounting Officer from the Closing Date until November 16, 2015. On November 10, 2016, Mr. Marmora was reappointed as our Chief Financial Officer and Principal Accounting Officer.

(2)	Represents consulting fees paid or accrued to MCM Consulting, a sole proprietorship controlled by Mr. Marmora.

(3)	Zoran Konevic was appointed as our Chief Executive Officer and director on June 13, 2016.

(4)	Represents consulting fees paid or accrued to Zoran K Corporation, a corporation controlled by Mr. Konevic, and includes amounts paid or accrued by us prior to Mr. Konevic’s appointment as our Chief Executive Officer and director.

(5)	Azmatali Mehrali was our Chief Financial Officer and Principal Accounting Officer from November 16, 2015 until November 10, 2016.

(6)	Represents consulting fees paid or accrued to Edgewater Consulting Corp., a corporation controlled by Mr. Mehrali.

Outstanding Equity Awards at Fiscal Year-End

As of August 31, 2016, we did not have any outstanding equity awards.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our common stock beneficially owned as of the date of this Report for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each of our officers and directors and (iii) our officers and directors as a group. A person is considered to beneficially own any shares over which such person, directly or indirectly, exercises sole or shared voting or investment power, or over which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our officers and directors is exercised solely by the beneficial owner thereof.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (1)	Total Voting Power (2)
Common Stock	John Marmora (3) 1057 Parkinson Road, Unit #9 Woodstock, Ontario, Canada N4S 7W3	16,046,689	(4)	22.0	14.9
Common Stock	Zoran Konević (5) 123 Commerce Valley Drive East, Suite 333 Thornhill, Ontario, Canada L3T 7W8	30,000,000		52.7	27.9
All Officers and Directors as a Group		46,046,689		74.7	42.8
Special Voting Shares (6)	John Marmora (3) 1057 Parkinson Road, Unit #9 Woodstock, Ontario, Canada N4S 7W3	1		100	-
All Officers and Directors as a Group		1		100	-
Common Stock	Gerry Racicot PO Box 1041, 345691 Quaker Street Norwich, Ontario, Canada N0J 1P0	20,000,000		35.1	18.6
Common Stock	Azmatali Mehrali (7) 1057 Parkinson Road, Unit #9 Woodstock, Ontario, Canada N4S 7W3	750,000		1.3	(8)

(1)	Based on 56,892,843 shares of our common stock issued and outstanding as of the date hereof as well as the exchange of all preferred shares of Subco owned by the applicable holder into shares of our common stock. For clarity, the percentage ownership does not reflect the exchange of preferred shares of Subco into shares of our common stock by any person other than the applicable holder.

(2)	Based on the exchange of all 50,601,750 issued and outstanding preferred shares of Subco for shares of our common stock.

(3)	John Marmora is our President, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and director, is the Trustee under the Trust Agreement, and is the only person who possesses the right to exchange preferred shares of Subco for shares of our common stock within 60 days, since any such exchange can only be completed with the written consent of Subco.

(4)	Includes only shares of our common stock issuable upon the exchange of preferred shares of Subco. Pursuant to the Exchangeable Share Provisions, the applicable holder may not exercise investment power over either the shares of our common stock or the preferred shares of Subco until a redemption has occurred, but may exercise voting power over the shares of our common stock through the operation of the Trust Agreement.

(5)	Zoran Konević is our Chief Executive Officer and director.

(6)	The Special Voting Share confers on the Trustee the number of votes equal to the number of outstanding preferred shares of Subco, other than such shares held by us or our affiliates, on all matters on which the holders of shares of our common stock are entitled to vote.

(7)	Azmatali Mehrali was dismissed as our Chief Financial Officer and Principal Accounting Officer on November 10, 2016.

(8)	Less than 1%.

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

Changes in Control

As of the date of this Report, we are not aware of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in our control.

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

●	During the year ended August 31, 2016, John Marmora, our President, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and director, advanced us $5,000 (2015 - $7,500). At August 31, 2016, advances payable to Mr. Marmora totaled $257,500 (2015 - $252,500). These advances are unsecured and bear interest at 3% per annum. Of this amount, $245,000 is due on demand and $12,500 has no repayment terms. During the year ended August 31, 2016, interest expense of $7,696 (2015 - $7,572) was accrued on these advances. Accrued interest payable to Mr. Marmora totaled $18,578 at August 31, 2016 (2015 - $10,882).

●	For the years ended August 31, 2016, 2015 and 2014, consulting fees paid or accrued as payable to MCM Consulting, a sole proprietorship controlled by Mr. Marmora (MCM”) were $136,665 ($102,870 and US$26,040), $88,400 and $88,400, respectively.

●	For the years ended August 31, 2016, 2015 and 2014, consulting fees paid or accrued as payable to Zoran K Corporation, a company controlled by Zoran Konevic, our Chief Executive Officer and director (“ZKC”) were $67,509 (US$56,040), $nil and $nil, respectively.

●	For the years ended August 31, 2016, 2015 and 2014, consulting fees accrued as payable to a company controlled by a major shareholder were $136,665 ($102,870 and US$26,040), $88,400 and $88,400, respectively. Prior to June 13, 2016, this company was not a related party.

●	For the years ended August 31, 2016, 2015 and 2014, consulting fees accrued as payable to Edgewater Consulting Corp., a company controlled by Azmatali Mehrali, our former Chief Financial Officer and Principal Accounting Officer (“Edgewater”), were $75,000, $nil and $nil, respectively.

●	At August 31, 2016, we owed $286,555 (2015 - $265,630) to Mr. Marmora, including the above advances and accrued interest, and $10,477 (2015 - $2,248) for reimbursable expenses incurred on our behalf.

●	At August 31, 2016, we owed $215,224 ($181,070 and US$26,040) (2015 - $78,200) in consulting fees to MCM.

●	At August 31, 2016, we owed $34,154 (US$26,040) (2015 - $nil) in consulting fees to ZKC.

●	At August 31, 2016, we owed $215,224 ($181,070 and US$26,040) (2015 - $78,200) in consulting fees to a company controlled by a major shareholder. Prior to June 13, 2016, this company was not a related party. At August 31, 2016, we also owed $12,500 (2015 - $12,500) in shareholder advances and $761 (2015 - $385) in accrued interest on these advances to the same major shareholder.

●	At August 31, 2016, we owed $75,000 (2015 - $nil) in consulting fees to Edgewater.

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

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table sets forth the fees for professional audit services and the fees billed for other services rendered by our auditors, DeVisser Gray LLP, in connection with the audit of our financial statements for the years ended August 31, 2016 and 2015, respectively, as well as reviews of our interim financial statements, services provided in connection with our statutory and regulatory filings or engagements, and any other fees billed for services rendered by our auditors during these periods.

	Year Ended August 31, 2016 ($)	Year Ended August 31, 2015 ($)
Audit fees	23,050	14,500
Audit-related fees	-	-
Tax fees	-	4,700
All other fees	1,000	-
Total	24,050	19,200

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

PART IV

Item 15. Exhibits

The following documents are filed as a part of this Report.

Exhibit Number	Exhibit Description
3(i).1	Articles of Incorporation filed with the Nevada Secretary of State on October 29, 2007 (1)

3(i).2	Certificate of Amendment filed with the Nevada Secretary of State on August 24, 2010 (1)

3(i).3	Certificate of Amendment filed with the Nevada Secretary of State on April 17, 2013 (2)

3(i).4	Articles of Merger filed with the Nevada Secretary of State on December 6, 2013 (3)

3(ii).1	By-Laws (1)

10.1	Share Exchange Agreement dated June 28, 2013 with 1894632 Ontario Inc., Tropic Spa Inc. and the shareholders of Tropic Spa Inc. (4)

10.2	Amendment to Share Exchange Agreement dated February 17, 2015 with 1894632 Ontario Inc., Tropic Spa Inc. and the shareholders of Tropic Spa Inc. (5)

10.3	Share Exchange Agreement dated June 6, 2016 with Notox Bioscience and the holders of Notox Bioscience Inc. (6)

21	1894631 Ontario Inc. (Ontario, Canada), 1894632 Ontario Inc. (Ontario, Canada), Notox Bioscience Inc. (Nevada), Tropic Spa Inc. (Ontario, Canada)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

(1)	Incorporated by reference from our registration statement on Form 10, filed with the SEC on October 15, 2010.

(2)	Incorporated by reference from our quarterly report on Form 10-Q, filed with the SEC on June 20, 2013.

(3)	Incorporated by reference from our annual report on Form 10-K, filed with the SEC on December 9, 2013.

(4)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on July 3, 2013.

(5)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on February 19, 2015.

(6)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on June 13, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 14, 2016	TROPIC INTERNATIONAL INC.

	By:	/s/ John Marmora
John Marmora
President, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John Marmora	President, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director	December 14, 2016
John Marmora

/s/ Zoran Konevic	Chief Executive Officer, Director	December 14, 2016
Zoran Konevic

