Form 10-Q
period 2016-11-30
TROPIC INTERNATIONAL INC.
filed 2017-01-19
CIK 844538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

or

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

As of January 19, 2017, the registrant’s outstanding common stock consisted of 56,892,843 shares.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Tropic International Inc.

Consolidated Financial Statements

For the Three Months Ended November 30, 2016

(Expressed in Canadian dollars)

(unaudited)

3

TROPIC INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN CANADIAN DOLLARS)

	November 30, 2016	August 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash	$189,355	$144,718
Amounts receivable	79,868	75,738
Inventory	122,318	122,318
Prepaid expenses	16,566	3,300
Total current assets	408,107	346,074
Equipment, net (Note 7)	40,610	42,747
Patents, net (Note 8)	3,664,015	3,755,699
License agreement, net (Note 9)	1,499,731	152,731
Total assets	$5,612,463	$4,297,251

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (Notes 10 and 11)	$859,185	$837,990
Advances from related parties/shareholders (Notes 11 and 12)	407,469	442,609
License assignment fee payable (Notes 3 and 13)	1,208,610	—
Total current liabilities	2,475,264	1,280,599

Stockholders’ equity (Note 15):
Common stock	852,837	140,532
Stock subscribed	—	345,366
Contributed surplus	8,742	—
Additional paid-in capital	8,431,728	8,431,728
Deficit	(6,156,108)	(5,900,974)
Total stockholders’ equity	3,137,199	3,016,652
Total liabilities and stockholders’ equity	$5,612,463	$4,297,251

Contingent liability (Note 18)

Subsequent event (Note 19)

See accompanying notes to the consolidated financial statements.

TROPIC INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	For the Three Months Ended November 30,
	2016	2015
Revenue:
Sales	$—	$563
Total revenue	—	563

Production costs:
Amortization – patent	93,773	93,269
Consulting fees – production	7,800	7,200
Depreciation	2,137	2,672
Materials and supplies	62	4,339
Writedown of inventory	—	365
Total production costs	103,772	107,845
Gross loss	(103,772)	(107,282)

General and administration:
Consulting fees – management (Note 11)	125,344	46,196
Interest on advances from shareholders (Notes 11 and 12)	2,860	3,067
Loss (gain) on foreign exchange	(5,630)	1,927
Marketing	581	4,260
Office and miscellaneous	6,926	4,600
Professional fees	10,930	20,602
Rent	3,300	3,300
Travel and entertainment	3,153	3,028
Trust and filing fees	3,898	—
Total general and administration	151,362	86,980
Loss before income taxes	(255,134)	(194,262)
Income taxes	—	—
Net loss and comprehensive loss	$(255,134)	$(194,262)

Net loss per share – basic and diluted (Note 5)	$(0.00)	$(0.03)

Weighted-average number of shares outstanding	56,374,085	6,132,073

See accompanying notes to the consolidated financial statements.

TROPIC INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	For the Three Months Ended November 30,
	2016	2015

Cash Flows From Operating Activities
Net loss	$(255,134)	$(194,262)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization – patent	93,773	93,269
Depreciation	2,137	2,672
Unrealized foreign exchange on license assignment fee payable	(3,690)	—
Writedown of inventory	—	365
Changes in assets and liabilities:
Amounts receivable	(4,130)	(5,727)
Prepaid expenses	(13,266)	—
Inventory	—	2,881
Accounts payable and accrued liabilities	21,195	65,275
Interest accrued on advances from shareholders (Notes 11 and 12)	2,860	3,067
Net cash used in operating activities	(156,255)	(32,460)

Cash Flows From Investing Activities
Patent costs	(2,089)	(4,822)
License agreement costs	(134,700)	—
Net cash used in investing activities	(136,789)	(4,822)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	395,580	—
Cash stock issue costs	(19,899)	—
Repayment of advances from shareholders	(38,000)	—
Stock subscriptions received	—	40,000
Net cash provided by financing activities	337,681	40,000

Increase in cash during the period	44,637	2,718
Cash, beginning of period	144,718	8,336
Cash, end of period	$189,355	$11,054

Supplementary Information:

On June 13, 2016, the Company issued 50,000,000 shares of common stock in exchange for all of the outstanding common stock of Notox. The Company also incurred $19,519 in professional fees relating to this transaction. See Note 3.

On November 2, 2016, the Company issued 15,000 finder’s stock purchase warrants valued at $8,742. See Note 15.

On November 23, 2016, the Company incurred a license assignment fee payable in the amount of $1,347,000 (US$1,000,000) relating to the acquisition of the License Agreement from ZHC. See Note 3.

See accompanying notes to the consolidated financial statements.

TROPIC INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	Common Stock		Shares	Contributed	Additional paid-in		Total stockholders’
	* Shares	Amount	subscribed	surplus	capital	Deficit	equity
Balance at August 31, 2012	56,516,523	$7,932,201	$—	$—	$—	$(2,488,050)	$5,444,151
Stock issued for cash	10,890,100	552,000	—	—	—	—	552,000
Stock issued in exchange for management services	32,593,377	16,297	—	—	—	—	16,297
Recapitalization on reverse takeover (see Note 2)	—	(8,487,886)	—	—	8,431,728	—	(56,158)
Elimination of issued common stock of TSI	(100,000,000)	—	—	—	—	—	—
Establishment of issued common stock of RMI	6,132,073	—	—	—	—	—	—
Net loss	—	—	—	—	—	(781,639)	(781,639)
Balance at August 31, 2013	6,132,073	12,612	—	—	8,431,728	(3,269,689)	5,174,651
Net loss	—	—	—	—	—	(826,366)	(826,366)
Balance at August 31, 2014	6,132,073	12,612	—	—	8,431,728	(4,096,055)	4,348,285
Net loss	—	—	—	—	—	(774,626)	(774,626)
Stock subscribed	—	—	30,000	—	—	—	30,000
Balance at August 31, 2015	6,132,073	12,612	30,000	—	8,431,728	(4,870,681)	3,603,659
Stock subscribed	—	—	315,366	—	—	—	315,366
Stock issued for asset acquisition	50,000,000	127,920	—	—	—	—	127,920
Net loss	—	—	—	—	—	(1,030,293)	(1,030,293)
Balance at August 31, 2016	56,132,073	140,532	345,366	—	8,431,728	(5,900,974)	3,016,652
Stock issued for cash	760,770	740,946	(345,366)	—	—	—	395,580
Stock issue costs – cash	—	(19,899)	—	—	—	—	(19,899)
Stock issue costs – finder’s warrants	—	(8,742)	—	8,742	—	—	—
Net loss	—	—	—	—	—	(255,134)	(255,134)
Balance at November 30, 2016	56,892,843	$852,837	$—	$8,742	$8,431,728	$(6,156,108)	$3,137,199

* The above presentation reflects the issued share capital of Tropic Spa Inc. until the completion of the June 28, 2013 reverse takeover, at which point it is adjusted to reflect the share capital of the Company. The above presentation also reflects a 1:2 reverse split of the Company’s common stock on August 25, 2016. See Note 15.

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

On June 13, 2016, the Company completed an asset acquisition transaction (see Note 3) with Notox Bioscience Inc. (“Notox”), a private Nevada corporation incorporated on May 31, 2016 for the purpose of acquiring 100% of the right, title and interest in and to an exclusive license agreement (the “License Agreement”) with The Cleveland Clinic Foundation (the “Clinic”), an Ohio not-for-profit corporation. As a result of this transaction, the Company is a holding company operating through both TSI and Notox.

The accompanying consolidated financial statements include the results of operations of the Company, TSI, and Notox for the three months ended November 30, 2016. The comparative amounts are the results of operations of the Company and TSI for the three months ended November 30, 2015.

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

On October 16, 2014, the Company, through TSI, obtained an Australian patent (the “Australian Patent”) incurring application costs of $4,976. On June 21, 2016, the Company, through TSI, obtained a Canadian patent (the “Canadian Patent”), incurring application costs of $17,406. The Company, through TSI, has a patent pending which is in the process of being completed for China. Costs incurred are recorded as patents (see Note 8).

As reflected in the accompanying consolidated financial statements, the Company has a deficit of $6,156,108 (August 31, 2016 - $5,900,974), a working capital deficiency of $2,067,157 (August 31, 2016 - $934,525) and stockholders’ equity of $3,137,199 (August 31, 2016 - $3,016,652). This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to raise additional capital and to implement its business plan. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

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

3. Asset Acquisition and License Agreement

On June 13, 2016 (the “Second Closing Date”), the Company, Notox and the shareholders of Notox (the “Notox Shareholders”) entered into a share exchange agreement (the “Share Exchange Agreement”) pursuant to which the Company acquired 100% of the issued and outstanding common stock of Notox from the Notox Shareholders in exchange for the issuance of 50,000,000 shares of the Company’s common stock. See Note 15.

On the Second Closing Date, Notox and Zoran Holding Corporation (“ZHC”), a private Ontario corporation, entered into an assignment agreement (the “Assignment Agreement”) pursuant to which ZHC irrevocably assigned 100% of its right, title and interest in and to the License Agreement, as amended, to Notox. Also on the Second Closing Date, the sole officer and director of Notox and ZHC became a director of the Company.

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

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

3. Asset Acquisition and License Agreement (cont’d)

On December 1, 2012, ZHC and the Clinic entered into the License Agreement whereby the Clinic granted ZHC an exclusive worldwide license and a non-exclusive worldwide license in the field of aesthetics and pain to make, use, offer to sell, sell and import certain products throughout the term of the License Agreement. The term continues until the expiration of the last to expire of the certain patents. The License Agreement was amended on July 30, 2013. Pursuant to the License Agreement, as amended, the Clinic will receive a royalty based on the sale of certain products, a milestone payment upon first commercial sale of the first such product and a percentage of any sublicensing revenues. In the month in which cumulative gross revenues reach a specified amount, the Clinic will be reimbursed for all incurred and to be incurred patent expenses to a specified amount. Royalties and other payments are payable quarterly. ZHC is required to achieve a commercial milestone on or before November 30, 2017, and failure to achieve this milestone, without satisfactory justification, constitutes a material breach of the License Agreement giving the Clinic the right, but not the obligation, to terminate the License Agreement. The Clinic has the right to verify ZHC’s compliance with the License Agreement.

As a result of the share exchange and on the Second Closing Date, the Notox Shareholders controlled approximately 89% of the issued and outstanding common stock of the Company (52.5% on a fully-exchanged basis) and Notox became a wholly-owned subsidiary of the Company. Notox did not meet the definition (inputs, processes and outputs criteria) of a business. The Share Exchange Agreement represented an asset acquisition and was therefore accounted for under the asset acquisition method.

Acquired intangible assets are recognized and initially measured based on their fair value plus transaction costs incurred as part of the acquisition. There was no active market to reliably determine the fair value of the License Agreement acquired. Therefore the fair value of the License Agreement was based on the par value of the common stock exchanged by the Company.

The fair value and carrying value of the License Agreement is as follows:

License Agreement	$133,212
Cash	131
Accrued liabilities	(5,423)
Capital stock exchanged (50,000,000 shares at US$0.002 per share)	$127,920

Fair value of License Agreement	$133,212
Acquisition costs to August 31, 2016	19,519
Assignment fee	1,347,000
Carrying value of License Agreement	$1,499,731

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

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

4. Summary of Significant Accounting Policies (cont’d)

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

Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain significant accounting policies. There have been no material changes to the Company’s significant accounting policies that are disclosed in the consolidated financial statements and notes thereto during the period ended November 30, 2016.

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

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

4. Summary of Significant Accounting Policies (cont’d)

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

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

4. Summary of Significant Accounting Policies (cont’d)

Fair Value of Financial Instruments

Carrying values of cash, accounts payable and accrued liabilities, advances from related parties/shareholders and license assignment fee payable approximate fair value because of the short-term nature of these items. Amounts receivable consists primarily of Harmonized Sales Tax (“HST”) receivable from the Government of Canada. HST is not a financial instrument.

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

5. Loss Per Share

The following table sets forth the computation of loss per share:

	For the Three Months Ended November 30,
	2016	2015
Net loss per share:
Net loss	$(255,134)	$(194,262)
Weighted-average shares outstanding:
Common stock	56,892,843	6,132,073
Number of shares used in per share computations	56,374,085	6,132,073
Loss per share	$(0.00)	$(0.03)

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

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

6. Fair Value Measurements (cont’d)

The Company does not have assets and liabilities that are measured at fair value on a recurring basis.

7. Equipment, Net

Equipment, at cost, consisted of:

	November 30, 2016	August 31, 2016
Mould equipment	$155,300	$155,300
Website	28,875	28,875
Equipment at cost	184,175	184,175
Accumulated depreciation	(143,565)	(141,428)
Equipment, net	$40,610	$42,747

Depreciation was $2,137 and $2,672 for the three month periods ended November 30, 2016 and 2015, respectively.

8. Patents, Net

The following tables provide information regarding the patents and patents pending:

	November 30, 2016
	Gross carrying amount	Accumulated amortization	Writedowns	Net carrying amount
US Patent	$6,342,279	$2,704,796	$—	$3,637,483
Australian Patent	4,976	846	—	4,130
Canadian Patent	17,406	809	—	16,597
Patents pending	5,805	—	—	5,805
	$6,370,466	$2,706,451	$—	$3,664,015

	August 31, 2016
	Gross carrying amount	Accumulated amortization	Writedowns	Net carrying amount
US Patent	$6,342,279	$2,611,527	$—	$3,730,752
Australian Patent	4,976	747	—	4,229
Canadian Patent	17,406	404	—	17,002
Patents pending	10,509	—	6,793	3,716
	$6,375,170	$2,612,678	$6,793	$3,755,699

Also see Note 1 Company Overview and Basis of Presentation.

During the period ended November 30, 2016, management identified the following indicators of impairment indicating that the patents’ carrying amounts might not be recoverable:

●	The inability to raise equity financing to implement its strategic plan; and

●	Operating and cash flow losses since the Company completed the development of the US, Australian and Canadian Patents.

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

8. Patents, Net (cont’d)

Management performed a recoverability test and determined that the estimated undiscounted future cash flows are greater than the patents’ carrying amounts and that, accordingly, there is no impairment.

As of November 30, 2016, amortization expense on intangible assets for the next five years was expected to be as follows:

Amount
Year ending:
2017	$281,320
2018	375,093
2019	375,093
2020	375,093
2021	375,093
Thereafter	1,876,518
Total	$3,658,210

9. License Agreement, Net

	November 30, 2016
	Gross carrying amount	Accumulated amortization	Net carrying amount
License Agreement	$1,499,731	$—	$1,499,731

	August 31, 2016
	Gross carrying amount	Accumulated amortization	Net carrying amount
License Agreement	$152,731	$—	$152,731

Also see Note 3 Asset Acquisition and License Agreement. The Company, Notox and the Clinic are in the process of negotiating a second amendment to the License Agreement.

10. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of:

	November 30, 2016	August 31, 2016
Trade payables	$776,255	$751,762
Vendor accruals	82,930	86,228
Accounts payable and accrued liabilities	$859,185	$837,990

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

11. Related Party Transactions

As at November 30, 2016, the following amounts were payable to the Company’s related parties:

●	Advances payable to the President totaled $232,000 at November 30, 2016 (2015 - $252,500) and $257,500 at August 31, 2016 (2015 - $252,500). These advances are unsecured and bear interest at 3% per annum. Of this amount, $219,500 is due on demand and $12,500 has no repayment terms. Accrued interest payable to the President totaled $20,353 at November 30, 2016 (2015 - $12,771) and $18,578 at August 31, 2016 (2015 - $10,882).

●	At November 30, 2016, the Company owed $7,004 (2015 - $14,505) to its President for reimbursable expenses incurred on the Company’s behalf. At August 31, 2016, the Company owed $10,477 (2015 - $2,248).

●	At November 30, 2016, the Company owed $247,933 ($181,070 and US$49,790) (2015 - $100,300) in consulting fees to a company controlled by the President of the Company. At August 31, 2016, the Company owed $215,224 ($181,070 and US$26,040) (2015 - $78,200).

●	At November 30, 2016, the Company owed $54,210 (US$40,368) (2015 - $nil) in consulting fees to a company controlled by the CEO of the Company. At August 31, 2016, the Company owed $34,154 (US$26,040) (2015 - $nil).

●	At November 30, 2016, the Company owed $234,504 ($181,070 and US$39,790) (2015 - $100,300) in consulting fees to a company controlled by a major shareholder. At August 31, 2016, the Company owed $215,224 ($181,070 and US$26,040) (2015 - $78,200). Prior to June 13, 2016, this shareholder was not a related party.

●	At November 30, 2016, the Company owed $75,000 (2015 - $nil) in consulting fees to a company controlled by the Company’s former CFO. At August 31, 2016, the Company owed $75,000 (2015 - $nil).

Of these amounts, $252,353 (August 31, 2016 - $276,078) is included in advances from related parties/shareholders and $618,651 (August 31, 2016 - $550,079) is included in accounts payable and accrued liabilities.

During the three months ended November 30, 2016, the Company had the following transactions with related parties:

●	The President of the Company advanced $nil during the three months ended November 30, 2016 (2015 - $nil) and $5,000 to the Company during the year ended August 31, 2016 (2015 - $7,500). Interest expense of $1,775 was accrued on these advances during the three months ended November 30, 2016 (2015 - $1,889) and $7,696 during the year ended August 31, 2016 (2015 - $7,572).

●	Consulting fees paid or accrued as payable to a company controlled by the President of the Company were $41,456 (US$31,250) and $22,100 for the three months ended November 30, 2016 and 2015, respectively.

●	Consulting fees paid or accrued as payable to a company controlled by the CEO of the Company were $41,456 (US$31,250) and $nil for the three months ended November 30, 2016 and 2015, respectively.

●	Consulting fees accrued as payable to a company controlled by a major shareholder were $41,456 (US$31,250) and $22,100 for the three months ended November 30, 2016 and 2015, respectively. Prior to June 13, 2016, this shareholder was not a related party.

All transactions with related parties occurred in the normal course of business and were measured at the exchange amount, which was the amount of consideration agreed upon between management and the related parties.

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

11. Related Party Transactions (cont’d)

Also see Notes 3, 12, 13 and 14.

12. Advances from Shareholders

Shareholders of the Company advanced $nil to the Company during the three months ended November 30, 2016 (2015 - $nil) and $nil during the year ended August 31, 2016 (2015 - $95,000). Advances payable to shareholders totaled $145,000 at November 30, 2016 (2015 - $157,500) and $157,500 at August 31, 2016 (2015 - $157,500). These advances are unsecured and bear interest at 3% per annum. Of this amount, $nil (August 31, 2016 - $12,500) is due on demand and $145,000 (August 31, 2016 - $145,000) has no repayment terms. Interest expense of $1,085 was accrued on these advances during the three months ended November 30, 2016 (2015 - $1,178) and $4,738 during the year ended August 31, 2016 (2015 - $4,065). Accrued interest payable to shareholders totaled $10,116 at November 30, 2016 (2015 - $5,471) and $9,031 at August 31, 2016 (2015 - $4,293).

13. License Assignment Fee Payable

At November 30, 2016, the balance of the license assignment fee payable to ZKC was US$900,000. The license assignment fee payable is repayable in monthly instalments of US$50,000 beginning on October 1, 2016. Upon completion of any equity financing pursuant to which the Company raises gross proceeds of at least US$1,000,000, the outstanding balance is to be repaid in full. See Note 3.

14. Commitments

On November 16, 2015, the Company entered into a consulting agreement (the “ECC Agreement”) with Edgewater Consulting Corp., a private Ontario corporation (“ECC”). Pursuant to the ECC Agreement, ECC, through its principal, acted in the capacity of CFO of the Company. The ECC Agreement was terminated effective November 10, 2016. A signing bonus of 750,000 exchangeable preferred shares of Subco was issued on August 24, 2016. As at November 30, 2016, ECC is entitled to $75,000 (August 31, 2016 - $75,000) in accrued remuneration.

On December 1, 2015, the Company entered into consulting agreements with 1040614 Ontario Ltd., a private Ontario corporation (the “Old 1040614 Agreement”) and MCM Consulting, an Ontario sole proprietorship (the “Old MCM Agreement”, and together with the Old 1040614 Agreement, the “Old Agreements”). Pursuant to the Old 1040614 Agreement, the company, through its principal, performed various services related to business development, strategic planning and capital-raising for the Company. Pursuant to the Old MCM Agreement, the sole proprietor acted in the capacity of CEO of the Company. On June 13, 2016, the Old 1040614 and MCM Agreements were terminated and replaced by the 1040614 and MCM Agreements (see below). As at November 30, 2016, in addition to previously accrued amounts, 1040614 and MCM are each entitled to $80,770 (August 31, 2016 - $80,770) in accrued remuneration in respect of the Old Agreements.

On February 4, 2016, the Company entered into a consulting agreement (the “Old ZKC Agreement”) with Zoran K Corporation, a private Ontario corporation (“ZKC”). Pursuant to the Old ZKC Agreement, ZKC, through its principal, acted in the capacity of the Company’s exclusive sales, marketing and product development agent. On June 13, 2016, the Old ZKC Agreement was terminated and replaced by the ZKC Agreement (see below). As at November 30, 2016, there is no remuneration payable (August 31, 2016 - $nil) by the Company under the Old ZKC Agreement.

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

14. Commitments (cont’d)

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

15. Stockholders’ Equity

The Company is authorized to issue 300,000,000 shares of common stock at a par value of $0.001.

On August 25, 2016, the Company completed a reverse split of the Company’s common stock at the ratio of one new share for every two existing shares. All share and per share amounts have been adjusted to reflect this reverse split.

At November 30, 2016, the Company had 56,892,843 shares of common stock (2015 - 6,132,073) issued and outstanding. At August 31, 2016, the Company had 56,132,073 shares of common stock (2015 - 6,132,073) issued and outstanding.

On June 28, 2013, pursuant to the Exchange Agreement, RMI acquired 39,015,439 common shares of TSI in exchange for the issuance of 39,015,439 preferred shares of Subco to the Selling Shareholders on a one-for-one basis. As a result of the Exchange Agreement, TSI became the Company’s majority-owned subsidiary. Each preferred share of Subco is exchangeable into one share of the Company’s common stock at the option of the holder subject to certain restrictions. As at November 30, 2016 and August 31, 2016, none of the preferred shares had been exchanged.

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

Common Stock Issuances

During the three months ended November 30, 2016, the Company completed the following common stock transactions:

●	On October 31, 2016, the Company closed a concurrent Canadian and US dollar financing as follows:

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

15. Stockholders’ Equity (cont’d)

●	Canadian financing – the Company issued 140,000 units at $0.50 per unit for gross proceeds of $70,000, with each unit consisting of one share of the Company’s common stock and one warrant to purchase one share of common stock exercisable at a price of $0.80 per share until October 31, 2018.

●	US financing – the Company issued 220,770 units at US$0.50 per unit for gross proceeds of $146,716 (US$110,385), with each unit consisting of one share of the Company’s common stock and one warrant to purchase one share of common stock exercisable at a price of US$0.80 per share until October 31, 2018.

●	On November 2, 2016, the Company closed a US dollar financing pursuant to which the Company issued 400,000 units at US$1.00 per unit for gross proceeds of $524,230 (US$400,000), with each unit consisting of one share of the Company’s common stock and one warrant to purchase one share of common stock exercisable at a price of US$1.40 per share until November 2, 2018. The Company paid cash finder’s fees of $19,899 and issued 15,000 finder’s stock purchase warrants exercisable at US$1.40 per warrant share until September 28, 2018, valued at $8,742 per the Black Scholes valuation model, using the following inputs:

Expected dividend yield	0.00%
Risk-free interest rate	0.51%
Expected stock price volatility	100.00%
Expected life of warrants	2 years
Weighted average fair value	$0.5828

During the year ended August 31, 2016, the Company completed the following common stock transactions:

●	50,000,000 shares of common stock were issued on June 13, 2016 at a par value of US$0.002 ($127,920; US$100,000). See Note 3. Pursuant to a stock restriction agreement entered into on June 13, 2016, these shares cannot be sold or otherwise disposed of until June 30, 2017.

No common stock transactions occurred during the three months ended November 30, 2015 and the year ended August 31, 2015.

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

15. Stockholders’ Equity (cont’d)

Stock Purchase Warrants

The continuity of Canadian dollar denominated stock purchase warrants for the three months ended November 30, 2016 is as follows:

Expiry Date	Price	August 31, 2016	Issued	November 30, 2016
October 31, 2018	$0.80	—	140,000	140,000

The continuity of US dollar denominated stock purchase warrants for the three months ended November 30, 2016 is as follows:

Expiry Date	Price	August 31, 2016	Issued	November 30, 2016
September 28, 2018 - Finder	US$1.40	—	15,000	15,000
October 31, 2018	US$0.80	—	220,700	220,700
November 2, 2018	US$1.40	—	400,000	400,000
		—	635,700	635,700

At November 30, 2016, the weighted-average remaining contractual life of US dollar warrants outstanding was 1.92 years (August 31, 2016 – nil).

As at August 31, 2016 and November 30, 2015, the Company had no stock purchase warrants outstanding.

16. Risks and Uncertainties

The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect its future operating results and cause actual results to vary materially from expectations include, but are not limited to: current economic conditions, uncertainty in the potential markets for its Home Mist Tanning units and aesthetics and pain products, increasing competition, and dependence on its existing management and key personnel.

17. Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued the following Accounting Standard Updates (“ASUs”) that may be of relevance to the Company. The Company is currently assessing the impact that the adoption of these ASUs will have on its financial statements and related disclosures.

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

17. Accounting Pronouncements (cont’d)

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

18. Contingent Liability

Pursuant to the Exchange Agreement, as amended, the Company may be required to acquire up to 296,500 common shares of TSI, being those TSI shares still outstanding, in exchange for 148,250 preferred shares of Subco on a one-for-two basis. Such preferred shares would then be exchangeable on the same basis as the approximately 50 million Subco preferred shares currently outstanding (see Notes 2 and 15). On August 24, 2016, 21,672,623 common shares of TSI were exchanged for 10,836,312 preferred shares of Subco.

19. Subsequent Event

On December 1, 2016, the Company received US$250,000 ($333,275) in stock subscriptions pursuant to an individual private placement. This subscription is for 250,000 units of the Company at a price of US$1.00 per unit. Each unit consists of one share of the Company’s common stock and two warrants to purchase two shares of common stock exercisable at a price of US$1.40 for a period of two years from the closing date of the financing.

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

This Report includes our interim unaudited consolidated financial statements as at and for the three months ended November 30, 2016. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All financial information in this Report is presented in Canadian dollars, unless otherwise indicated, and should be read in conjunction with our interim unaudited consolidated financial statements and the notes thereto included in this Report.

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

Also, as disclosed in our current report on Form 8-K dated July 14, 2016, on June 13, 2016 (the “Notox Closing Date”) we completed a share exchange with Notox Bioscience Inc., a Nevada corporation (“Notox”), and all the shareholders of Notox (collectively, the “Notox Shareholders”) pursuant to which we acquired all the issued and outstanding shares of Notox from the Notox Shareholders in exchange for the issuance of 100,000,000 restricted shares of our common stock to the Notox Shareholders on a 1,000-for-one basis (the “Notox Share Exchange”). As a result of the Notox Share Exchange, Notox acquired 100% of the right, title and interest in and to an exclusive license agreement (the “License Agreement”) with the Cleveland Clinic Foundation (the “Clinic”) held by Zoran Holding Corporation, a private Ontario corporation (“ZHC”), Notox became our wholly-owned subsidiary, and the Notox Shareholders acquired approximately 89% of our issued and outstanding common stock (52.5% on a fully-exchanged basis). The transaction represented an asset acquisition and was therefore accounted for under the asset acquisition method.

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

Results of Operations

Revenue

During the three months ended November 30, 2016, we did not generate any revenue. During the same period in 2015 we generated $563 in revenue, all of which was in the form of sales revenue.

Production Costs

During the three months ended November 30, 2016, we incurred production costs and a gross loss of $103,772. During the three months ended November 30, 2015, we incurred production costs of $107,845 which, when subtracted from the revenue we generated during the period, resulted in a gross loss of $107,282. Our production costs during both periods were relatively consistent and were attributable to a combination of patent amortization ($93,733 in the current period vs. $93,269 in the prior period), production-related consulting fees ($7,800 in the current period vs. $7,200 in the prior period), depreciation ($2,137 in the current period vs. $2,672 in the prior period), materials and supplies ($62 in the current period vs. $4,339 in the prior period) and writedowns of inventory ($nil in the current period vs. $365 in the prior period).

Expenses

During the three months ended November 30, 2016, we incurred $151,362 in total expenses, compared to $86,980 during the same period in 2015. All the expenses we incurred during both periods were general and administrative in nature.

Our expenses during the three months ended November 30, 2016 consisted of $125,344 in management-related consulting fees, $10,930 in professional fees, $6,926 in office and miscellaneous expenses, $3,898 in trust and filing fees, $3,300 in rent, $3,153 in travel and entertainment expenses, $2,860 in interest on advances from shareholders and $581 in marketing expenses, as offset by a $5,630 foreign exchange gain. During the same period in the prior year, our expenses included $46,196 in management-related consulting fees, $20,602 in professional fees, $4,600 in office and miscellaneous expenses, $nil in trust and filing fees, $3,300 in rent, $3,028 in travel and entertainment expenses, $3,067 in interest on advances from shareholders, $4,260 in marketing expenses and $1,927 in foreign exchange loss. Apart from the $79,148 increase in our management-related consulting fees, which was primarily attributable to engaging new principal executive and financial officers, our expenses were relatively consistent from period to period.

Net Loss

During the three months ended November 30, 2016, we incurred a net loss and comprehensive loss of $255,134 and a net loss per share of $0.00. During the same period in the prior year, we experienced a net loss and comprehensive loss of $194,262 and a net loss per share of $0.03.

Liquidity and Capital Resources

As of November 30, 2016, we had $189,355 in cash, $408,107 in current assets, $5,612,463 in total assets, $2,475,264 in current and total liabilities and a working capital deficiency of $2,067,157. As of that date, we also had an accumulated deficit of $6,156,108.

During the three months ended November 30, 2016, we spent $156,255 in cash on operating activities, compared to $32,460 in cash spending on operating activities during the same period in the prior year. The increase of approximately 481% in our cash spending on operating activities between the two periods was primarily attributable to the increase in our net loss as described above, as adjusted for certain changes in our assets and liabilities, and in particular a substantial decrease in our accounts payable and accrued liabilities.

We spent $136,789 in cash on investing activities during the three months ended November 30, 2016, compared to cash spending of $4,822 on investing activities during the same period in the prior year. In each case, all of our spending was associated with intangible asset costs.

During the three months ended November 30, 2016, we received $337,681 in cash from financing activities, compared to receiving $40,000 in cash from financing activities during the same period in the prior year. Substantially all of the cash we received from financing activities during the current period was in the form of proceeds from the issuance of our common stock, less certain issuance costs and shareholder advance repayments, whereas all of the cash we received during the prior period was in the form of stock subscriptions received.

During the three months ended November 30, 2016, our cash increased by $44,637 due to a combination of our operating, investing and financing activities.

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

Going Concern

Our financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. As at November 30, 2016, we had a working capital deficiency of $2,067,157 and an accumulated deficit of $6,156,108. Our continuation as a going concern is dependent upon the continued financial support from our stockholders, our ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the period ended November 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are filed as a part of this Report:

Exhibit Number	Exhibit Description

3(i).1	Articles of Incorporation filed with the Nevada Secretary of State on October 29, 2007 (1)

3(i).2	Certificate of Amendment filed with the Nevada Secretary of State on August 24, 2010 (1)

3(i).3	Certificate of Amendment filed with the Nevada Secretary of State on April 17, 2013 (2)

3(i).4	Articles of Merger filed with the Nevada Secretary of State on December 6, 2013 (3)

3(ii).1	By-Laws (1)

10.1	Share Exchange Agreement dated June 28, 2013 with 1894632 Ontario Inc., Tropic Spa Inc. and the shareholders of Tropic Spa Inc. (4)

10.2	Amendment to Share Exchange Agreement dated February 17, 2015 with 1894632 Ontario Inc., Tropic Spa Inc. and the shareholders of Tropic Spa Inc. (5)

10.3	Share Exchange Agreement dated June 6, 2016 with Notox Bioscience Inc. and the shareholders of Notox Bioscience Inc. (6)

10.4	Amendment to Share Exchange Agreement dated November 23, 2016 with Notox Bioscience Inc. and the shareholders of Notox Bioscience Inc.

21	1894631 Ontario Inc. (Ontario, Canada), 1894632 Ontario Inc. (Ontario, Canada), Notox Bioscience Inc. (Nevada), Tropic Spa Inc. (Ontario, Canada)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

(1)	Incorporated by reference from our registration statement on Form 10, filed with the SEC on October 15, 2010.

(2)	Incorporated by reference from our quarterly report on Form 10-Q, filed with the SEC on June 20, 2013.

(3)	Incorporated by reference from our annual report on Form 10-K, filed with the SEC on December 9, 2013.

(4)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on July 3, 2013.

(5)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on February 19, 2015.

(6)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on June 13, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 19, 2017	TROPIC INTERNATIONAL INC.

	By:	/s/ John Marmora
John Marmora
President, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

