Form 10-Q
period 2017-02-28
TROPIC INTERNATIONAL INC.
filed 2017-04-17
CIK 844538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to______________

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

As of April 14, 2017, the registrant’s outstanding common stock consisted of 56,892,843 shares.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Tropic International Inc.

Consolidated Financial Statements

For the Six Months Ended February 28, 2017

(Expressed in Canadian dollars)

(unaudited)

3

TROPIC INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN CANADIAN DOLLARS)

	February 28, 2017	August 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash	$402,811	$144,718
Amounts receivable	92,499	75,738
Inventory	122,257	122,318
Prepaid expenses (Note 7)	90,019	3,300
Total current assets	707,586	346,074
Equipment, net (Note 8)	38,472	42,747
Patents, net (Note 9)	3,570,242	3,755,699
License agreement, net (Notes 3 and 10)	1,499,731	152,731
Total assets	$5,816,031	$4,297,251

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (Notes 11 and 12)	$870,982	$837,990
Advances from related parties/shareholders (Notes 12 and 13)	410,258	442,609
License assignment fee payable (Notes 3 and 14)	996,075	—
Total current liabilities	2,277,315	1,280,599

Stockholders’ equity (Note 16):
Common stock	852,837	140,532
Stock subscribed	663,550	345,366
Contributed surplus	8,742	—
Additional paid-in capital	8,431,728	8,431,728
Deficit	(6,418,141)	(5,900,974)
Total stockholders’ equity	3,538,716	3,016,652
Total liabilities and stockholders’ equity	$5,816,031	$4,297,251

Contingent liability (Note 19)

See accompanying notes to the consolidated financial statements.

TROPIC INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	For the Six Months Ended
	February 28, 2017	February 29, 2016
Revenue:
Sales	$—	$813

Production costs:
Amortization – patent	187,546	187,085
Consulting fees – production	14,700	15,600
Depreciation	4,275	5,343
Materials and supplies	783	7,272
Writedown of inventory	—	365
Total production costs	207,304	215,665
Gross loss	(207,304)	(214,852)

General and administration:
Consulting fees – management (Note 12)	248,517	162,127
Interest on advances from related parties/shareholders (Notes 12 and 13)	5,649	6,158
Loss (gain) on foreign exchange	(15,536)	2,514
Marketing	1,960	7,967
Office and miscellaneous	15,987	11,269
Patent maintenance fees	4,694	—
Professional fees	31,636	43,531
Rent	6,625	6,600
Travel and entertainment	6,433	6,471
Trust and filing fees	3,898	964
Total general and administration	309,863	247,601
Loss before other item and income taxes	(517,167)	(462,453)
Other item:
Writedown of patent costs (Note 9)	—	(6,794)
Loss before income taxes		(469,247)
Income taxes	—	—
Net loss and comprehensive loss	$(517,167)	$(469,247)

Net loss per share – basic and diluted (Note 5)	$(0.01)	$(0.04)

Weighted-average number of shares outstanding	56,632,031	12,264,146

See accompanying notes to the consolidated financial statements.

TROPIC INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	For the Six Months Ended
	February 28, 2017	February 29, 2016

Cash Flows From Operating Activities
Net loss	$(517,167)	$(469,247)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization – patent	187,546	187,085
Depreciation	4,275	5,343
Unrealized foreign exchange on license assignment fee payable	(14,175)	—
Writedown of inventory	—	365
Writedown of patent costs	—	6,794
Changes in assets and liabilities:
Amounts receivable	(16,761)	(502)
Inventory	61	5,531
Prepaid expenses	(86,719)	—
Accounts payable and accrued liabilities	32,992	195,685
License assignment fee payable	(336,750)	—
Interest accrued on advances from related parties/shareholders (Notes 12 and 13)	5,649	6,158
Net cash used in operating activities	(741,049)	(62,788)

Cash Flows From Investing Activities
Patent costs	(2,089)	(10,592)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	395,580	—
Stock issue costs	(19,899)	—
Advances from shareholders/related parties	—	5,000
Repayment of advances from shareholders/related parties	(38,000)	—
Stock subscriptions received	663,550	75,531
Net cash provided by financing activities	1,001,231	80,531

Increase in cash during the period	258,093	7,151
Cash, beginning of period	144,718	8,336
Cash, end of period	$402,811	$15,487

Supplementary Information:

On June 13, 2016, the Company issued 50,000,000 shares of common stock in exchange for all of the outstanding common stock of Notox. The Company also incurred $19,519 in professional fees relating to this transaction. See Note 3.

On November 2, 2016, the Company issued 15,000 finder’s stock purchase warrants valued at $8,742. See Note 16.

On November 23, 2016, the Company incurred a license assignment fee payable in the amount of $1,347,000 (US$1,000,000) relating to the acquisition of the License Agreement from ZHC. See Note 3

See accompanying notes to the consolidated financial statements.

TROPIC INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	Common Stock
	* Common Stock	Amount	Stock subscribed	Contributed surplus	Additional paid-in capital	Deficit	Total stockholders’ equity
Balance at August 31, 2012	56,516,523	$7,932,201	$—	$—	$—	$(2,488,050)	$5,444,151
Stock issued for cash	10,890,100	552,000	—	—	—	—	552,000
Stock issued in exchange for management services	32,593,377	16,297	—	—	—	—	16,297
Recapitalization on reverse takeover (see Notes 2 and 16)	—	(8,487,886)	—	—	8,431,728	—	(56,158)
Elimination of issued common stock of TSI	(100,000,000)	—	—	—	—	—	—
Establishment of issued common stock of RMI	6,132,073	—	—	—	—	—	—
Net loss	—	—	—	—	—	(781,639)	(781,639)
Balance at August 31, 2013	6,132,073	12,612	—	—	8,431,728	(3,269,689)	5,174,651
Net loss	—	—	—	—	—	(826,366)	(826,366)
Balance at August 31, 2014	6,132,073	12,612	—	—	8,431,728	(4,096,055)	4,348,285
Net loss	—	—	—	—	—	(774,626)	(774,626)
Stock subscribed	—	—	30,000	—	—	—	30,000
Balance at August 31, 2015	6,132,073	12,612	30,000	—	8,431,728	(4,870,681)	3,603,659
Stock subscribed	—	—	315,366	—	—	—	315,366
Stock issued for asset acquisition (Notes 3 and 16)	50,000,000	127,920	—	—	—	—	127,920
Net loss	—	—	—	—	—	(1,030,293)	(1,030,293)
Balance at August 31, 2016	56,132,073	140,532	345,366	—	8,431,728	(5,900,974)	3,016,652
Stock issued for cash	760,770	740,946	(345,366)	—	—	—	395,580
Stock issue costs – cash	—	(19,899)	—	—	—	—	(19,899)
Stock issue costs – finder’s warrants	—	(8,742)	—	8,742	—	—	—
Stock subscribed	—	—	663,550	—	—	—	663,550
Net loss	—	—	—	—	—	(517,167)	(517,167)
Balance at February 28, 2017	56,892,843	$852,837	$663,550	$8,742	$8,431,728	$(6,418,141)	$3,538,716

* The above presentation reflects the issued share capital of Tropic Spa Inc. until the completion of the June 28, 2013 reverse takeover, at which point it is adjusted to reflect the share capital of the Company. The above presentation also reflects a 1:2 reverse split of the Company’s common stock on August 25, 2016. See Note 16.

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

The accompanying consolidated financial statements include the results of operations of the Company, TSI, and Notox for the six months ended February 28, 2017. The comparative amounts are the results of operations of the Company and TSI for the six months ended February 29, 2016.

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

On October 16, 2014, the Company, through TSI, obtained an Australian patent (the “Australian Patent”) incurring application costs of $4,976. On June 21, 2016, the Company, through TSI, obtained a Canadian patent (the “Canadian Patent”), incurring application costs of $17,406. The Company, through TSI, has a patent pending which is in the process of being completed for China. Costs incurred are recorded as patents (see Note 9).

As reflected in the accompanying consolidated financial statements, the Company has a deficit of $6,418,141 (August 31, 2016 - $5,900,974), a working capital deficiency of $1,569,729 (August 31, 2016 - $934,525) and stockholders’ equity of $3,538,716 (August 31, 2016 - $3,016,652). This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to raise additional capital and to implement its business plan. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

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

On February 17, 2015, the Company, Subco, TSI and the Selling Shareholders entered into an amendment to the Exchange Agreement in order to correct certain administrative errors in the Exchange Agreement and provide for the post-closing execution of the Exchange Agreement by those shareholders of TSI who were not original signatories thereto. In addition, the Selling Shareholders approved certain changes to the rights, privileges, restrictions and conditions attached to the preferred shares of Subco by consent in writing. This included extending the automatic expiration date in respect of the preferred shares of Subco from June 30, 2015 to June 30, 2017. On February 22, 2017, this automatic expiration date was further extended to December 31, 2018.

3. Asset Acquisition and License Agreement

On June 13, 2016 (the “Second Closing Date”), the Company, Notox and the shareholders of Notox (the “Notox Shareholders”) entered into a share exchange agreement (the “Share Exchange Agreement”) pursuant to which the Company acquired 100% of the issued and outstanding common stock of Notox from the Notox Shareholders in exchange for the issuance of 50,000,000 shares of the Company’s common stock. See Note 16.

On the Second Closing Date, Notox and Zoran Holding Corporation (“ZHC”), a private Ontario corporation, entered into an assignment agreement (the “Assignment Agreement”) pursuant to which ZHC irrevocably assigned 100% of its right, title and interest in and to the License Agreement, as amended, to Notox. Also on the Second Closing Date, the sole officer and director of Notox and ZHC became a director and officer of the Company.

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

Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain significant accounting policies. There have been no material changes to the Company’s significant accounting policies that are disclosed in the consolidated financial statements and notes thereto during the period ended February 28, 2017.

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

5. Loss Per Share

The following table sets forth the computation of loss per share:

	For the Six Months Ended
	February 28, 2017	February 29, 2016
Net loss per share:
Net loss	$(517,167)	$(469,247)
Weighted-average shares outstanding:
Common stock	56,892,843	12,264,146
Number of shares used in per share computations	56,632,031	12,264,146
Loss per share	$(0.01)	$(0.04)

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

7. Prepaid Expenses

On February 20, 2017, the Company entered into a proposal with RBC Medical Innovations (“RBC”) for RBC to develop a radio frequency treatment system, leveraging technology acquired by the Company via the License Agreement with the Clinic. Pursuant to this proposal, the Company paid an initial $73,453 (US$55,600) project stage initiation fee to RBC See Note 3.

8. Equipment, Net

Equipment, at cost, consisted of:

	February 28, 2017	August 31, 2016
Mould equipment	$155,300	$155,300
Website	28,875	28,875
Equipment at cost	184,175	184,175
Accumulated depreciation	(145,703)	(141,428)
Equipment, net	$38,472	$42,747

Depreciation was $4,275 and $5,343 for the six month periods ended February 28, 2017 and February 29, 2016, respectively.

9. Patents, Net

The following tables provide information regarding the patents and patents pending:

	February 28, 2017
	Gross carrying amount	Accumulated amortization	Writedowns	Net carrying amount
US Patent	$6,342,279	$2,798,064	$—	$3,544,215
Australian Patent	4,976	946	—	4,030
Canadian Patent	17,406	1,214	—	16,192
Patents pending	5,805	—	—	5,805
	$6,370,466	$2,800,224	$—	$3,570,242

	August 31, 2016
	Gross carrying amount	Accumulated amortization	Writedowns	Net carrying amount
US Patent	$6,342,279	$2,611,527	$—	$3,730,752
Australian Patent	4,976	747	—	4,229
Canadian Patent	17,406	404	—	17,002
Patents pending	10,509	—	6,793	3,716
	$6,375,170	$2,612,678	$6,793	$3,755,699

Also see Note 1 Company Overview and Basis of Presentation.

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

9. Patents, Net (cont’d)

During the period ended February 28, 2017, management identified the following indicators of impairment indicating that the patents’ carrying amounts might not be recoverable:

●	The inability to raise sufficient equity financing to implement its strategic plan; and
●	Operating and cash flow losses since the Company completed the development of the US, Australian and Canadian Patents.

Management performed a recoverability test and determined that the estimated undiscounted future cash flows are greater than the patents’ carrying amounts and that, accordingly, there is no impairment.

As of February 28, 2017, amortization expense on intangible assets for the next five years was expected to be as follows:

Amount
Year ending:
2017	$187,547
2018	375,093
2019	375,093
2020	375,093
2021	375,093
Thereafter	1,876,518
Total	$3,564,437

10. License Agreement, Net

	February 28, 2017
	Gross carrying amount	Accumulated amortization	Net carrying amount
License Agreement	$1,499,731	$—	$1,499,731

	August 31, 2016
	Gross carrying amount	Accumulated amortization	Net carrying amount
License Agreement	$152,731	$—	$152,731

Also see Note 3 Asset Acquisition and License Agreement. The Company, Notox and the Clinic are in the process of negotiating a second amendment to the License Agreement.

11. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of:

	February 28, 2017	August 31, 2016
Trade payables	$843,982	$751,762
Vendor accruals	27,000	86,228
Accounts payable and accrued liabilities	$870,982	$837,990

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

12. Related Party Transactions

As at February 28, 2017, the following amounts were payable to the Company’s related parties:

●	Advances payable to the President of the Company totaled $232,000 at February 28, 2017 (February 29, 2016 - $257,500) and $257,500 at August 31, 2016 (2015 - $252,500). These advances are unsecured and bear interest at 3% per annum. Of this amount, $219,500 is due on demand and $12,500 has no repayment terms. Accrued interest payable to the President totaled $22,069 at February 28, 2017 (February 29, 2016 - $14,684) and $18,578 at August 31, 2016 (2015 - $10,882).

●	At February 28, 2017, the Company owed $3,984 (2016 - $15,634) to the President for reimbursable expenses incurred on the Company’s behalf. At August 31, 2016, the Company owed $10,477 (2015 - $2,248).

●	At February 28, 2017, the Company owed $238,307 ($181,070 and US$43,097) (February 29, 2016 - $59,600) in consulting fees to a company controlled by the President. At August 31, 2016, the Company owed $215,224 ($181,070 and US$26,040) (2015 - $78,200).

●	At February 28, 2017, the Company owed $95,115 (US$71,618) (February 29, 2016 - $nil) in consulting fees to a company controlled by the CEO of the Company. At August 31, 2016, the Company owed $34,154 (US$26,040) (2015 - $nil).

●	At February 28, 2017, the Company owed $237,540 ($181,070 and US$42,519) (February 29, 2016 - $181,070) in consulting fees to a company controlled by a major shareholder of the Company. At August 31, 2016, the Company owed $215,224 ($181,070 and US$26,040) (2015 - $78,200). Prior to June 13, 2016, this shareholder was not a related party.

●	At February 28, 2017, the Company owed $75,000 (February 29, 2016 - $25,000) in consulting fees to a company controlled by the Company’s former CFO. At August 31, 2016, the Company owed $75,000 (2015 - $nil).

Of these amounts, $254,069 (August 31, 2016 - $276,078) is included in advances from related parties/shareholders and $649,946 (August 31, 2016 - $550,079) is included in accounts payable and accrued liabilities.

During the six months ended February 28, 2017, the Company had the following transactions with related parties:

●	The President of the Company advanced $nil during the six months ended February 28, 2017 (February 29, 2016 - $5,000) and $5,000 to the Company during the year ended August 31, 2016 (2015 - $7,500). Interest expense of $3,491 was accrued on these advances during the six months ended February 28, 2017 (February 29, 2016 - $3,802) and $7,696 during the year ended August 31, 2016 (2015 - $7,572).

●	Consulting fees paid or accrued as payable to a company controlled by the President of the Company were $82,906 (US$62,500) and $59,600 for the six months ended February 28, 2017 and February 29, 2016, respectively.

●	Consulting fees paid or accrued as payable to a company controlled by the CEO of the Company were $82,906 (US$62,500) and $nil for the six months ended February 28, 2017 and February 29, 2016, respectively.

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

12. Related Party Transactions (cont’d)

●	Consulting fees accrued as payable to a company controlled by a major shareholder of the Company were $82,906 (US$62,500) and $nil for the six months ended February 28, 2017 and February 29, 2016, respectively. Prior to June 13, 2016, this shareholder was not a related party.

All transactions with related parties occurred in the normal course of business and were measured at the exchange amount, which was the amount of consideration agreed upon between management and the related parties.

Also see Notes 3, 13, 14 and 15.

13. Advances from Shareholders

Shareholders of the Company advanced $nil to the Company during the six months ended February 28, 2017 (February 29, 2016 - $nil) and $nil during the year ended August 31, 2016 (2015 - $95,000). Advances payable to shareholders totaled $145,000 at February 28, 2017 (February 29, 2016 - $157,500) and $157,500 at August 31, 2016 (2015 - $157,500). These advances are unsecured and bear interest at 3% per annum. Of this amount, $nil (August 31, 2016 - $12,500) is due on demand and $145,000 (August 31, 2016 - $145,000) has no repayment terms. Interest expense of $2,158 was accrued on these advances during the six months ended February 28, 2017 (February 29, 2016 - $2,356) and $4,738 during the year ended August 31, 2016 (2015 - $4,065). Accrued interest payable to shareholders totaled $11,189 at February 28, 2017 (February 29, 2016 - $6,649) and $9,031 at August 31, 2016 (2015 - $4,293).

14. License Assignment Fee Payable

At February 28, 2017, the balance of the license assignment fee payable to ZKC was US$750,000. The license assignment fee payable is repayable in monthly instalments of US$50,000 beginning on October 1, 2016. Upon completion of any equity financing pursuant to which the Company raises gross proceeds of at least US$1,000,000, the outstanding balance is to be repaid in full. See Note 3.

15. Commitments

On November 16, 2015, the Company entered into a consulting agreement (the “ECC Agreement”) with Edgewater Consulting Corp., a private Ontario corporation (“ECC”). Pursuant to the ECC Agreement, ECC, through its principal, acted in the capacity of CFO of the Company. The ECC Agreement was terminated effective November 10, 2016. A signing bonus of 750,000 exchangeable preferred shares of Subco was issued on August 24, 2016. As at February 28, 2017, ECC is entitled to $75,000 (August 31, 2016 - $75,000) in accrued remuneration

On December 1, 2015, the Company entered into consulting agreements with 1040614 Ontario Ltd., a private Ontario corporation (the “Old 1040614 Agreement”) and MCM Consulting, an Ontario sole proprietorship (the “Old MCM Agreement”, and together with the Old 1040614 Agreement, the “Old Agreements”). Pursuant to the Old 1040614 Agreement, the company, through its principal, performed various services related to business development, strategic planning and capital-raising for the Company. Pursuant to the Old MCM Agreement, the sole proprietor acted in the capacity of CEO of the Company. On June 13, 2016, the Old 1040614 and MCM Agreements were terminated and replaced by the 1040614 and MCM Agreements (see below). As at February 28, 2017, in addition to previously accrued amounts, 1040614 and MCM are each entitled to $80,770 (August 31, 2016 - $80,770) in accrued remuneration in respect of the Old Agreements.

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

15. Commitments (cont’d)

On February 4, 2016, the Company entered into a consulting agreement (the “Old ZKC Agreement”) with Zoran K Corporation, a private Ontario corporation (“ZKC”). Pursuant to the Old ZKC Agreement, ZKC, through its principal, acted in the capacity of the Company’s exclusive sales, marketing and product development agent. On June 13, 2016, the Old ZKC Agreement was terminated and replaced by the ZKC Agreement (see below). As at February 28, 2017, there is no remuneration payable (August 31, 2016 - $nil) by the Company under the Old ZKC Agreement.

On December 22, 2016, the Company renewed its premises lease dated November 11, 2011, for one additional year from February 1, 2017 to January 31, 2018 for a rental of $13,500 per year plus HST.

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

16. Stockholders’ Equity

The Company is authorized to issue 300,000,000 shares of common stock at a par value of $0.001.

On August 25, 2016, the Company completed a reverse split of the Company’s common stock at the ratio of one new share for every two existing shares. All share and per share amounts have been adjusted to reflect this reverse split.

At February 28, 2017, the Company had 56,892,843 shares of common stock (February 29, 2016 – 6,132,073) issued and outstanding. At August 31, 2016, the Company had 56,132,073 shares of common stock (2015 - 6,132,073) issued and outstanding.

On June 28, 2013, pursuant to the Exchange Agreement, RMI acquired 39,015,439 common shares of TSI in exchange for the issuance of 39,015,439 preferred shares of Subco to the Selling Shareholders on a one-for-one basis. As a result of the Exchange Agreement, TSI became the Company’s majority-owned subsidiary. Each preferred share of Subco is exchangeable into one share of the Company’s common stock at the option of the holder subject to certain restrictions. As at February 28, 2017 and August 31, 2016, none of the preferred shares had been exchanged.

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

16. Stockholders’ Equity (cont’d)

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

Common Stock Issuances

During the six months ended February 28, 2017, the Company completed the following common stock transactions:

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

No common stock transactions occurred during the six months ended February 29, 2016 and the year ended August 31, 2015.

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

16. Stockholders’ Equity (cont’d)

Stock Subscribed

During the six months ended February 28, 2017, $663,550 (US$500,000) in stock subscriptions was received pursuant to two individual private placements. These subscriptions are for a total of:

●	500,000 units of the Company at a price of US$1 per unit. Each unit consists of one share of the Company’s common stock and two warrants to purchase one share of common stock per warrant exercisable at a price of US$1.40 per share for a period of 24 months from the closing date of the financing.

During the six months ended February 29, 2016, $75,531 in stock subscriptions were received pursuant to five individual private placements. These subscriptions were for a total of:

●	160,000 units of the Company at a price of $0.25 per unit. Each unit consists of one share of the Company’s common stock and one warrant to purchase one share of common stock exercisable at a price of $0.40 per share for a period to be determined.

●	100,000 units of the Company at a price of US$0.25 per unit. Each unit consists of one share of the Company’s common stock and one warrant to purchase one share of common stock exercisable at a price of US$0.40 per share for a period to be determined.

Stock Purchase Warrants

The continuity of Canadian dollar denominated stock purchase warrants for the six months ended February 28, 2017 is as follows:

Expiry Date	Price	August 31, 2016	Issued	February 28, 2017
October 31, 2018	$0.80	—	140,000	140,000

The continuity of US dollar denominated stock purchase warrants for the six months ended February 28, 2017 is as follows:

Expiry Date	Price	August 31, 2016	Issued	February 28, 2017
September 28, 2018 - Finder	US$1.40	—	15,000	15,000
October 31, 2018	US$0.80	—	220,700	220,700
November 2, 2018	US$1.40	—	400,000	400,000
		—	635,700	635,700

At February 28, 2017, the weighted-average remaining contractual life of US dollar warrants outstanding was 1.67 years (August 31, 2016 – nil).

As at August 31, 2016 and February 29, 2016, the Company had no stock purchase warrants outstanding.

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

18. Accounting Pronouncements

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

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

19. Contingent Liability

Pursuant to the Exchange Agreement, as amended, the Company may be required to acquire up to 296,500 common shares of TSI, being those TSI shares still outstanding, in exchange for 148,250 preferred shares of Subco on a one-for-two basis. Such preferred shares would then be exchangeable on the same basis as the approximately 50 million Subco preferred shares currently outstanding (see Notes 2 and 16). On August 24, 2016, 21,672,623 common shares of TSI were exchanged for 10,836,312 preferred shares of Subco.

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

This Report includes our interim unaudited consolidated financial statements as at and for the six months ended February 28, 2017. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All financial information in this Report is presented in Canadian dollars, unless otherwise indicated, and should be read in conjunction with our interim unaudited consolidated financial statements and the notes thereto included in this Report.

As disclosed in our current report on Form 8-K dated July 3, 2013, on June 28, 2013 we completed a share exchange with Tropic Spa Inc. (“Tropic Spa”), an Ontario corporation, 1894632 Ontario Inc., an Ontario corporation (“Subco”), and certain of the shareholders of Tropic Spa (collectively, the “Tropic Spa Shareholders”), pursuant to which we acquired 78,030,877 common shares, or approximately 78% of the issued and outstanding shares, of Tropic Spa in exchange for the issuance of 78,030,877 preferred shares of Subco, our wholly owned subsidiary, to the Tropic Spa Shareholders on a one-for-one basis (the “Share Exchange”). Each preferred share of Subco is exchangeable into one share of our common stock at the option of the holder thereof, subject to certain restrictions. As a result of the Share Exchange, Tropic Spa became our majority-owned subsidiary and the former shareholders of Tropic Spa became holders of the preferred shares of Subco, a company that has only one issued and outstanding common share which is held by us. The transaction was accounted for as a reverse takeover/recapitalization effected by a share exchange, wherein Tropic Spa is considered the acquirer for accounting and financial reporting purposes. Our consolidated financial statements are therefore, in substance, those of Tropic Spa.

Also, as disclosed in our current report on Form 8-K dated July 14, 2016, on June 13, 2016 we completed a share exchange with Notox Bioscience Inc., a Nevada corporation (“Notox”), and all the shareholders of Notox (collectively, the “Notox Shareholders”) pursuant to which we acquired all the issued and outstanding shares of Notox from the Notox Shareholders in exchange for the issuance of 100,000,000 restricted shares of our common stock to the Notox Shareholders on a 1,000-for-one basis (the “Notox Share Exchange”). In connection with the Notox Share Exchange, Notox acquired 100% of the right, title and interest in and to an exclusive license agreement (the “License Agreement”) with the Cleveland Clinic Foundation (the “Clinic”) formerly held by Zoran Holding Corporation, a private Ontario corporation (“ZHC”), Notox became our wholly-owned subsidiary, and the Notox Shareholders acquired approximately 89% of our issued and outstanding common stock (52.5% on a fully-exchanged basis). The transaction represented an asset acquisition and was therefore accounted for under the asset acquisition method.

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

To date, we have finalized the design of our product, applied for and acquired patents for it in the United States (the “US Patent”), Canada (the “Canadian Patent”) and Australia (the “Australian Patent”), and have a patent pending that is in the process of being completed for China. We have also prepared our product for market and completed two phases of test marketing initiatives, and we are currently preparing to launch a comprehensive three-phase marketing strategy.

Results of Operations

Revenue

During the six months ended February 28, 2017, we did not generate any revenue. During the same period in 2016 we generated $813 in revenue, all of which was in the form of sales revenue.

Production Costs

During the six months ended February 28, 2017, we incurred production costs and a gross loss of $207,304. During the six months ended February 28, 2016, we incurred production costs of $215,665 which, when subtracted from the revenue we generated during the period, resulted in a gross loss of $214,852. Our production costs during both periods were relatively consistent and were attributable to a combination of patent amortization ($187,546 in the current period vs. $187,085 in the prior period), production-related consulting fees ($14,700 in the current period vs. $15,600 in the prior period), depreciation ($4,275 in the current period vs. $5,343 in the prior period), materials and supplies ($783 in the current period vs. $7,272 in the prior period) and writedowns of inventory ($nil in the current period vs. $365 in the prior period).

Expenses

During the six months ended February 28, 2017, we incurred $309,863 in general and administrative expenses, compared to $247,601 during the same period in 2016. Our expenses during the six months ended February 28, 2017 consisted of $248,517 in management-related consulting fees, $31,636 in professional fees, $15,987 in office and miscellaneous expenses, $6,625 in rent, $6,433 in travel and entertainment expenses, $5,649 in interest on advances from shareholders, $4,694 in patent maintenance fees, $3,898 in trust and filing fees and $1,960 in marketing expenses, as offset by a $15,536 foreign exchange gain. During the same period in the prior year, our expenses included $162,127 in management-related consulting fees, $43,531 in professional fees, $11,269 in office and miscellaneous expenses, $7,967 in marketing expenses, $6,600 in rent, $6,471 in travel and entertainment expenses, $6,158 in interest on advances from shareholders, $2,514 in foreign exchange loss and $964 in trust and filing fees. Apart from the $86,390 increase in our management-related consulting fees, which was primarily attributable to engaging a new principal executive officer, our expenses were relatively consistent from period to period.

We did not incur any other expenses during the six months ended February 29, 2017, whereas we incurred a $6,794 writedown of patent costs during the same period in 2016.

Net Loss

During the six months ended February 28, 2017, we incurred a net loss and comprehensive loss of $517,167 and a net loss per share of $0.01. During the same period in the prior year, we experienced a net loss and comprehensive loss of $469,247 and a net loss per share of $0.04.

Liquidity and Capital Resources

As of February 28, 2017, we had $402,811 in cash, $707,586 in current assets, $5,816,031 in total assets, $2,227,315 in current and total liabilities and a working capital deficiency of $1,569,729. As of that date, we also had an accumulated deficit of $6,418,141.

During the six months ended February 28, 2017, we spent $741,049 in net cash on operating activities, compared to $62,788 in net cash spending on operating activities during the same period in the prior year. The increase of approximately 1,180% in our cash spending on operating activities between the two periods was primarily attributable to the increase in our net loss as described above, as adjusted for certain changes in our assets and liabilities, and in particular $336,750 spent in association with license agreement costs, a substantial increase in our prepaid expenses and a significant decrease in our accounts payable and accrued liabilities.

We spent $2,089 in net cash on investing activities during the six months ended February 28, 2017, compared to net cash spending of $10,592 on investing activities during the same period in the prior year. During both periods, all of our spending was associated with patent costs.

During the six months ended February 28, 2017, we received $1,001,231 in cash from financing activities, compared to receiving $80,531 in cash from financing activities during the same period in the prior year. All of the cash we received from financing activities during the current period was in the form of proceeds from the issuance of our common stock ($395,580) and stock subscriptions received ($663,550), less certain issuance costs and shareholder advance repayments, whereas substantially all of the cash we received during the prior period was in the form of stock subscriptions received ($75,531).

During the six months ended February 28, 2017, our cash increased by $258,093 due to a combination of our operating, investing and financing activities.

Plan of Operations

Through Notox, our plan of operations over the next 12 months is to continue the process initiated by ZHC to design, manufacture and commercialize the Notox system and its features. We expect to work closely with the Clinic in this regard, and anticipate that we will require at least US$3,725,000 to carry out our plan, as follows:

Description	Amount (US$)
Design, testing and prototyping the Notox unit	1,200,000
Design, testing and prototyping the Notox treatment probe	800,000
Acquisition costs payable to ZHC	400,000
Human trial expenses	650,000
FDA Section 510(k) notification costs and CE marking expenses	450,000
Marketing and inventory expenses	225,000
Total	3,725,000

In addition, we plan to carry out our three-phase marketing strategy and continue to develop our home mist tanning business through Tropic Spa, and we anticipate that we will require a minimum of $1,050,000 to pursue those plans, as follows:

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

Going Concern

Our financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. As at February 28, 2017, we had a working capital deficiency of $1,569,729 and an accumulated deficit of $6,418,141. Our continuation as a going concern is dependent upon the continued financial support from our stockholders, our ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the period ended February 28, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are filed as a part of this Report:

Exhibit Number	Exhibit Description

3(i).1	Articles of Incorporation filed with the Nevada Secretary of State on October 29, 2007 (1)

3(i).2	Certificate of Amendment filed with the Nevada Secretary of State on August 24, 2010 (1)

3(i).3	Certificate of Amendment filed with the Nevada Secretary of State on April 17, 2013 (2)

3(i).4	Articles of Merger filed with the Nevada Secretary of State on December 6, 2013 (3)

3(ii).1	By-Laws (1)

10.1	Share Exchange Agreement dated June 28, 2013 with 1894632 Ontario Inc., Tropic Spa Inc. and the shareholders of Tropic Spa Inc. (4)

10.2	Amendment to Share Exchange Agreement dated February 17, 2015 with 1894632 Ontario Inc., Tropic Spa Inc. and the shareholders of Tropic Spa Inc. (5)

10.3	Share Exchange Agreement dated June 6, 2016 with Notox Bioscience Inc. and the shareholders of Notox Bioscience Inc. (6)

10.4	Amendment to Share Exchange Agreement dated November 23, 2016 with Notox Bioscience Inc. and the shareholders of Notox Bioscience Inc. (7)

21	1894631 Ontario Inc. (Ontario, Canada), 1894632 Ontario Inc. (Ontario, Canada), Notox Bioscience Inc. (Nevada), Tropic Spa Inc. (Ontario, Canada)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

(1)	Incorporated by reference from our registration statement on Form 10, filed with the SEC on October 15, 2010.

(2)	Incorporated by reference from our quarterly report on Form 10-Q, filed with the SEC on June 20, 2013.

(3)	Incorporated by reference from our annual report on Form 10-K, filed with the SEC on December 9, 2013.

(4)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on July 3, 2013.

(5)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on February 19, 2015.

(6)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on June 13, 2016.

(7)	Incorporated by reference from our quarterly report on Form 10-Q, filed with the SEC on January 19, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 14, 2017	TROPIC INTERNATIONAL INC.

	By:	/s/ John Marmora
John Marmora
President, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

