Form 10-Q
period 2017-05-31
TROPIC INTERNATIONAL INC.
filed 2017-07-19
CIK 844538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

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

As of July 19, 2017, the registrant’s outstanding common stock consisted of 56,892,843 shares.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Tropic International Inc.

Consolidated Financial Statements

For the Nine Months Ended May 31, 2017

(Expressed in Canadian dollars)

(unaudited)

3

TROPIC INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN CANADIAN DOLLARS)

	May 31, 2017	August 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash	$96,894	$144,718
Amounts receivable	109,231	75,738
Inventory	122,115	122,318
Prepaid expenses	16,566	3,300
Total current assets	344,806	346,074
Equipment, net (Note 8)	36,335	42,747
Patents, net (Note 9)	3,475,235	3,755,699
License agreement, net (Notes 3 and 10)	1,499,731	152,731
Total assets	$5,356,107	$4,297,251

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (Notes 11 and 12)	$897,818	$837,990
Advances from related parties/shareholders (Notes 12 and 13)	413,109	442,609
License assignment fee payable (Notes 3 and 14)	810,000	—
Total current liabilities	2,120,927	1,280,599

Stockholders’ equity (Note 16):
Common stock	852,837	140,532
Stock subscribed	711,984	345,366
Contributed surplus	8,742	—
Additional paid-in capital	8,431,728	8,431,728
Deficit	(6,770,111)	(5,900,974)
Total stockholders’ equity	3,235,180	3,016,652
Total liabilities and stockholders’ equity	$5,356,107	$4,297,251

Contingent liability (Note 19)

See accompanying notes to the consolidated financial statements.

TROPIC INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	For the Nine Months Ended
	May 31, 2017	May 31, 2016
Revenue:
Sales	$—	$863

Production costs:
Amortization – patent	282,553	280,453
Consulting fees – production	22,500	23,400
Depreciation	6,412	8,015
Materials and supplies	946	7,725
Writedown of inventory	—	365
Total production costs	312,411	319,958
Gross loss	(312,411)	(319,095)

General and administration:
Consulting fees – management (Note 12)	374,037	283,806
Interest on advances from related parties/shareholders (Notes 12 and 13)	8,500	9,296
Investor relations	732	—
Loss (gain) on foreign exchange	258	2,089
Marketing	1,354	8,327
Office and miscellaneous	22,089	16,883
Patent maintenance fees	7,666	—
Professional fees	44,334	56,928
Rent	10,000	9,900
Research and development (Note 7)	73,453	—
Travel and entertainment	9,497	9,250
Trust and filing fees	4,806	2,122
Total general and administration	556,726	398,601
Loss before other item and income taxes	(869,137)	(717,696)
Other item:
Writedown of patent costs (Note 9)	—	(6,794)
Loss before income taxes	(869,137)	(724,490)
Income taxes	—	—
Net loss and comprehensive loss	$(869,137)	$(724,490)

Net loss per share – basic and diluted (Note 5)	$(0.02)	$(0.06)

Weighted-average number of shares outstanding	56,721,389	12,264,146

See accompanying notes to the consolidated financial statements.

TROPIC INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	For the Nine Months Ended
	May 31, 2017	May 31, 2016

Cash Flows From Operating Activities
Net loss	$(869,137)	$(724,490)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization – patent	282,553	280,453
Depreciation	6,412	8,015
Unrealized foreign exchange on license assignment fee payable	1,800	—
Writedown of inventory	—	365
Writedown of patent costs	—	6,794
Changes in assets and liabilities:
Amounts receivable	(33,493)	(6,016)
Inventory	203	5,672
Prepaid expenses	(13,266)	—
Accounts payable and accrued liabilities	59,828	294,309
Interest accrued on advances from related parties/shareholders (Notes 12 and 13)	8,500	9,296
Net cash used in operating activities	(556,600)	(125,602)

Cash Flows From Investing Activities
Patent costs	(2,089)	(11,743)
License agreement costs	(538,800)	—
	(540,889)	(11,743)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	395,580	—
Stock issue costs	(19,899)	—
Advances from shareholders/related parties	—	5,000
Repayment of advances from shareholders/related parties	(38,000)	—
Stock subscriptions received	711,984	149,991
Net cash provided by financing activities	1,049,665	154,991

Increase (decrease) in cash during the period	(47,824)	17,646
Cash, beginning of period	144,718	8,336
Cash, end of period	$96,894	$25,982

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

TROPIC INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	Common Stock				Additional		Total
	* Common		Stock	Contributed	paid-in		stockholders’
	Stock	Amount	Subscribed	Surplus	capital	Deficit	Equity
Balance at August 31, 2012	56,516,523	$7,932,201	$—	$—	$—	$(2,488,050)	$5,444,151
Stock issued for cash	10,890,100	552,000	—	—	—	—	552,000
Stock issued in exchange for management services	32,593,377	16,297	—	—	—	—	16,297
Recapitalization on reverse takeover (see Notes 2 and 16)	—	(8,487,886)	—	—	8,431,728	—	(56,158)
Elimination of issued common stock of TSI	(100,000,000)	—	—	—	—	—	—
Establishment of issued common stock of RMI	6,132,073	—	—	—	—	—	—
Net loss	—	—	—	—	—	(781,639)	(781,639)
Balance at August 31, 2013	6,132,073	12,612	—	—	8,431,728	(3,269,689)	5,174,651
Net loss	—	—	—	—	—	(826,366)	(826,366)
Balance at August 31, 2014	6,132,073	12,612	—	—	8,431,728	(4,096,055)	4,348,285
Net loss	—	—	—	—	—	(774,626)	(774,626)
Stock subscribed	—	—	30,000	—	—	—	30,000
Balance at August 31, 2015	6,132,073	12,612	30,000	—	8,431,728	(4,870,681)	3,603,659
Stock subscribed	—	—	315,366	—	—	—	315,366
Stock issued for asset acquisition (Notes 3 and 16)	50,000,000	127,920	—	—	—	—	127,920
Net loss	—	—	—	—	—	(1,030,293)	(1,030,293)
Balance at August 31, 2016	56,132,073	140,532	345,366	—	8,431,728	(5,900,974)	3,016,652
Stock issued for cash	760,770	740,946	(345,366)	—	—	—	395,580
Stock issue costs – cash	—	(19,899)	—	—	—	—	(19,899)
Stock issue costs – finder’s warrants	—	(8,742)	—	8,742	—	—	—
Warrants exercised	—	—	8,000	—	—	—	8,000
Stock subscribed	—	—	703,984	—	—	—	703,984
Net loss	—	—	—	—	—	(869,137)	(869,137)
Balance at February 28, 2017	56,892,843	$852,837	$711,984	$8,742	$8,431,728	$(6,770,111)	$3,235,180

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

The accompanying consolidated financial statements include the results of operations of the Company, TSI, and Notox for the nine months ended May 31, 2017. The comparative amounts are the results of operations of the Company and TSI for the nine months ended May 31, 2016.

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

As reflected in the accompanying consolidated financial statements, the Company has a deficit of $6,770,111 (August 31, 2016 - $5,900,974), a working capital deficiency of $1,776,121 (August 31, 2016 - $934,525) and stockholders’ equity of $3,235,180 (August 31, 2016 - $3,016,652). This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to raise additional capital and to implement its business plan. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

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

Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain significant accounting policies. There have been no material changes to the Company’s significant accounting policies that are disclosed in the consolidated financial statements and notes thereto during the period ended May 31, 2017.

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

Intangible Assets

Patents

The US Patent is recorded at the value attributed to the shares issued to the Originating Companies and shareholders of TGSI less accumulated amortization. The US Patent was issued on September 29, 2009 and is effective until September 29, 2026. The Australian and Canadian Patents are recorded at the application costs incurred less accumulated amortization. The Australian Patent was issued on October 16, 2014 and is effective until April 5, 2027. The Canadian Patent was issued on June 21, 2016 and is effective until April 5, 2027. The Chinese Patent was issued on December 28, 2016 and is effective until February 1, 2033. Upon expiration, the patents can be extended subject to certain changes required to secure the extension. Although the effects of obsolescence, demand, competition and other economic factors (such as stability of the industry, technological advances and legislative action that results in an

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

4. Summary of Significant Accounting Policies (cont’d)

uncertain or changing regulatory environment) can have an adverse effect on the industry and the Company’s product, management is not currently aware of any known adverse factors that will affect the Company in the future.

Costs incurred for patents which are in the process of being completed will be amortized over the life of the patent when the patent is issued.

The Company does not believe that there are any limits to how long its Home Mist Tanning units can sell in the market place. While it expects to be able to secure extensions for its patents prior to expiry, this cannot be predicted with certainty at this time. Accordingly, management has determined that the best estimates of useful lives of the US, Australian, Canadian and Chinese Patents are 17, 13, 11 and 16 years, respectively. At this time, the Company does not believe that the patents will have a residual value at the end of their useful lives.

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

5. Loss Per Share

The following table sets forth the computation of loss per share:

	For the Nine Months Ended
	May 31, 2017	May 31, 2016
Net loss per share:
Net loss	$(869,137)	$(724,490)
Weighted-average shares outstanding:
Common stock	56,719,924	12,264,146
Number of shares used in per share computations	56,719,924	12,264,146
Loss per share	$(0.02)	$(0.06)

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

7. Research and Development

On February 20, 2017, the Company entered into a proposal with RBC Medical Innovations (“RBC”) for RBC to develop a radio frequency treatment system, leveraging technology acquired by the Company via the License Agreement with the Clinic. Pursuant to this proposal, the Company paid an initial $73,453 (US$55,600) project stage initiation fee to RBC. See Note 3.

8. Equipment, Net

Equipment, at cost, consisted of:

	May 31, 2017	August 31, 2016
Mould equipment	$155,300	$155,300
Website	28,875	28,875
Equipment at cost	184,175	184,175
Accumulated depreciation	(147,840)	(141,428)
Equipment, net	$36,335	$42,747

Depreciation was $6,412 and $8,015 for the nine month periods ended May 31, 2017 and May 31, 2016, respectively.

9. Patents, Net

The following tables provide information regarding the patents and patents pending:

	May 31, 2017
	Gross carrying amount	Accumulated amortization	Writedowns	Net carrying amount
US Patent	$6,342,279	$2,891,333	$—	$3,450,946
Australian Patent	4,976	1,045	—	3,931
Canadian Patent	17,406	1,619	—	15,787
Chinese Patent	5,805	1,234	—	4,571
	$6,370,466	$2,895,231	$—	$3,475,235

	August 31, 2016
	Gross carrying amount	Accumulated amortization	Writedowns	Net carrying amount
US Patent	$6,342,279	$2,611,527	$—	$3,730,752
Australian Patent	4,976	747	—	4,229
Canadian Patent	17,406	404	—	17,002
Patents pending	10,509	—	6,793	3,716
	$6,375,170	$2,612,678	$6,793	$3,755,699

Also see Note 1 Company Overview and Basis of Presentation.

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

9. Patents, Net (cont’d)

During the period ended May 31, 2017, management identified the following indicators of impairment indicating that the patents’ carrying amounts might not be recoverable:

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

As of May 31, 2017, amortization expense on intangible assets for the next five years was expected to be as follows:

Amount
Year ending:
2017	$93,932
2018	375,382
2019	375,382
2020	375,382
2021	375,382
Thereafter	1,879,775
Total	$3,475,235

10. License Agreement, Net

	May 31, 2017
	Gross carrying amount	Accumulated amortization	Net carrying amount
License Agreement	$1,499,731	$—	$1,499,731

	August 31, 2016
	Gross carrying amount	Accumulated amortization	Net carrying amount
License Agreement	$152,731	$—	$152,731

Also see Note 3 Asset Acquisition and License Agreement. The Company, Notox and the Clinic are in the process of negotiating a second amendment to the License Agreement.

11. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of:

	May 31, 2017	August 31, 2016
Trade payables	$865,818	$751,762
Vendor accruals	32,000	86,228
Accounts payable and accrued liabilities	$897,818	$837,990

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

12. Related Party Transactions

As at May 31, 2017, the following amounts were payable to the Company’s related parties:

●	Advances payable to the President of the Company totaled $232,000 at May 31, 2017 (May 31, 2016 - $257,500) and $257,500 at August 31, 2016 (2015 - $252,500). These advances are unsecured and bear interest at 3% per annum. Of this amount, $219,500 is due on demand and $12,500 has no repayment terms. Accrued interest payable to the President totaled $23,823 at May 31, 2017 (May 31, 2016 - $16,631) and $18,578 at August 31, 2016 (2015 - $10,882).

●	At May 31, 2017, the Company owed $6,196 (2016 - $14,814) to the President for reimbursable expenses incurred on the Company’s behalf. At August 31, 2016, the Company owed $10,477 (2015 - $2,248).

●	At May 31, 2017, the Company owed $257,033 ($181,070 and US$56,269) (May 31, 2016 - $175,300) in consulting fees to a company controlled by the President. At August 31, 2016, the Company owed $215,224 ($181,070 and US$26,040) (2015 - $78,200).

●	At May 31, 2017, the Company owed $63,243 (US$46,847) (May 31, 2016 - $nil) in consulting fees to a company controlled by the CEO of the Company. At August 31, 2016, the Company owed $34,154 (US$26,040) (2015 - $nil).

●	At May 31, 2017, the Company owed $243,533 ($181,070 and US$46,269) (May 31, 2016 - $181,070) in consulting fees to a company controlled by a major shareholder of the Company. At August 31, 2016, the Company owed $215,224 ($181,070 and US$26,040) (2015 - $78,200). Prior to June 13, 2016, this shareholder was not a related party.

●	At May 31, 2017, the Company owed $75,000 (May 31, 2016 - $50,000) in consulting fees to a company controlled by the Company’s former CFO. At August 31, 2016, the Company owed $75,000 (2015 - $nil).

Of these amounts, $255,823 (August 31, 2016 - $276,078) is included in advances from related parties/shareholders and $645,005 (August 31, 2016 - $550,079) is included in accounts payable and accrued liabilities.

During the nine months ended May 31, 2017, the Company had the following transactions with related parties:

●	The President of the Company advanced $nil during the nine months ended May 31, 2017 (May 31, 2016 - $5,000) and $5,000 to the Company during the year ended August 31, 2016 (2015 - $7,500). Interest expense of $5,245 was accrued on these advances during the nine months ended May 31, 2017 (May 31, 2016 - $5,749) and $7,696 during the year ended August 31, 2016 (2015 - $7,572).

●	Consulting fees paid or accrued as payable to a company controlled by the President of the Company were $124,739 (US$94,613) and $97,100 for the nine months ended May 31, 2017 and May 31, 2016, respectively.

●	Consulting fees paid or accrued as payable to a company controlled by the CEO of the Company were $124,739 (US$94,613) and $nil for the nine months ended May 31, 2017 and May 31, 2016, respectively.

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

12. Related Party Transactions (cont’d)

●	Consulting fees accrued as payable to a company controlled by a major shareholder of the Company were $124,739 (US$94,613) and $nil for the nine months ended May 31, 2017 and May 31, 2016, respectively. Prior to June 13, 2016, this shareholder was not a related party.

All transactions with related parties occurred in the normal course of business and were measured at the exchange amount, which was the amount of consideration agreed upon between management and the related parties.

Also see Notes 3, 13, 14 and 15.

13. Advances from Shareholders

Shareholders of the Company advanced $nil to the Company during the nine months ended May 31, 2017 (May 31, 2016 - $nil) and $nil during the year ended August 31, 2016 (2015 - $95,000). Advances payable to shareholders totaled $145,000 at May 31, 2017 (May 31, 2016 - $157,500) and $157,500 at August 31, 2016 (2015 - $157,500). These advances are unsecured and bear interest at 3% per annum. Of this amount, $nil (August 31, 2016 - $12,500) is due on demand and $145,000 (August 31, 2016 - $145,000) has no repayment terms. Interest expense of $3,255 was accrued on these advances during the nine months ended May 31, 2017 (May 31, 2016 - $3,547) and $4,738 during the year ended August 31, 2016 (2015 - $4,065). Accrued interest payable to shareholders totaled $12,286 at May 31, 2017 (May 31, 2016 - $7,840) and $9,031 at August 31, 2016 (2015 - $4,293).

14. License Assignment Fee Payable

At May 31, 2017, the balance of the license assignment fee payable to ZKC was US$600,000. The license assignment fee payable is repayable in monthly instalments of US$50,000 beginning on October 1, 2016. Upon completion of any equity financing pursuant to which the Company raises gross proceeds of at least US$1,000,000, the outstanding balance is to be repaid in full. See Note 3.

15. Commitments

On November 16, 2015, the Company entered into a consulting agreement (the “ECC Agreement”) with Edgewater Consulting Corp., a private Ontario corporation (“ECC”). Pursuant to the ECC Agreement, ECC, through its principal, acted in the capacity of CFO of the Company. The ECC Agreement was terminated effective November 10, 2016. A signing bonus of 750,000 exchangeable preferred shares of Subco was issued on August 24, 2016. As at May 31, 2017, ECC is entitled to $75,000 (August 31, 2016 - $75,000) in accrued remuneration

On December 1, 2015, the Company entered into consulting agreements with 1040614 Ontario Ltd., a private Ontario corporation (the “Old 1040614 Agreement”) and MCM Consulting, an Ontario sole proprietorship (the “Old MCM Agreement”, and together with the Old 1040614 Agreement, the “Old Agreements”). Pursuant to the Old 1040614 Agreement, the company, through its principal, performed various services related to business development, strategic planning and capital-raising for the Company. Pursuant to the Old MCM Agreement, the sole proprietor acted in the capacity of CEO of the Company. On June 13, 2016, the Old 1040614 and MCM Agreements were terminated and replaced by the 1040614 and MCM Agreements (see below). As at May 31, 2017, in addition to previously accrued amounts, 1040614 and MCM are each entitled to $80,770 (August 31, 2016 - $80,770) in accrued remuneration in respect of the Old Agreements.

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

15. Commitments (cont’d)

On February 4, 2016, the Company entered into a consulting agreement (the “Old ZKC Agreement”) with Zoran K Corporation, a private Ontario corporation (“ZKC”). Pursuant to the Old ZKC Agreement, ZKC, through its principal, acted in the capacity of the Company’s exclusive sales, marketing and product development agent. On June 13, 2016, the Old ZKC Agreement was terminated and replaced by the ZKC Agreement (see below). As at May 31, 2017, there is no remuneration payable (August 31, 2016 - $nil) by the Company under the Old ZKC Agreement.

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

At May 31, 2017, the Company had 56,892,843 shares of common stock (May 31, 2016 - 12,264,146) issued and outstanding. At August 31, 2016, the Company had 56,132,073 shares of common stock (2015 - 6,132,073) issued and outstanding.

On June 28, 2013, pursuant to the Exchange Agreement, RMI acquired 39,015,439 common shares of TSI in exchange for the issuance of 39,015,439 preferred shares of Subco to the Selling Shareholders on a one-for-one basis. As a result of the Exchange Agreement, TSI became the Company’s majority-owned subsidiary. Each preferred share of Subco is exchangeable into one share of the Company’s common stock at the option of the holder subject to certain restrictions. As at May 31, 2017 and August 31, 2016, none of the preferred shares had been exchanged.

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

Common Stock Issuances

During the nine months ended May 31, 2017, the Company completed the following common stock transactions:

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

No common stock transactions occurred during the nine months ended May 31, 2016 and the year ended August 31, 2015.

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

16. Stockholders’ Equity (cont’d)

Stock Subscribed

During the nine months ended May 31, 2017, $711,984 (US$530,000) in stock subscriptions was received pursuant to individual private placements. These subscriptions are for a total of:

●	10,000 shares of common stock of the Company at a price of $0.80 per share pursuant to the exercise of stock purchase warrants.

●	530,000 units of the Company at a price of US$1 per unit. Each unit consists of one share of the Company’s common stock and two warrants to purchase one share of common stock per warrant exercisable at a price of US$1.40 per share for a period of 24 months from the closing date of the financing.

During the nine months ended May 31, 2016, $149,991 in stock subscriptions was received pursuant to individual private placements. These subscriptions were for a total of:

●	160,000 units of the Company at a price of $0.25 per unit. Each unit consists of one share of the Company’s common stock and one warrant to purchase one share of common stock exercisable at a price of $0.40 per share for a period to be determined.

●	100,000 units of the Company at a price of US$0.25 per unit. Each unit consists of one share of the Company’s common stock and one warrant to purchase one share of common stock exercisable at a price of US$0.40 per share for a period to be determined.

Stock Purchase Warrants

The continuity of Canadian dollar denominated stock purchase warrants for the nine months ended May 31, 2017 is as follows:

Expiry Date	Price	August 31, 2016	Issued	Exercised	May 31, 2017
October 31, 2018	$0.80	—	140,000	(10,000)	130,000

The continuity of US dollar denominated stock purchase warrants for the nine months ended May 31, 2017 is as follows:

Expiry Date	Price	August 31, 2016	Issued	May 31, 2017
September 28, 2018 - Finder	US$1.40	—	15,000	15,000
October 31, 2018	US$0.80	—	220,700	220,700
November 2, 2018	US$1.40	—	400,000	400,000
		—	635,700	635,700

At May 31, 2017, the weighted-average remaining contractual life of US dollar warrants outstanding was 1.42 years (August 31, 2016 - nil).

As at August 31, 2016 and May 31, 2016, the Company had no stock purchase warrants outstanding.

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

This Report includes our interim unaudited consolidated financial statements as at and for the nine months ended May 31, 2017. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All financial information in this Report is presented in Canadian dollars, unless otherwise indicated, and should be read in conjunction with our interim unaudited consolidated financial statements and the notes thereto included in this Report.

As disclosed in our current report on Form 8-K dated July 3, 2013, on June 28, 2013 we completed a share exchange with Tropic Spa Inc., an Ontario corporation (“Tropic Spa”), 1894632 Ontario Inc., an Ontario corporation (“Subco”), and certain of the shareholders of Tropic Spa (collectively, the “Tropic Spa Shareholders”), pursuant to which we acquired 78,030,877 common shares, or approximately 78% of the issued and outstanding shares, of Tropic Spa in exchange for the issuance of 78,030,877 preferred shares of Subco, our wholly owned subsidiary, to the Tropic Spa Shareholders on a one-for-one basis (the “Share Exchange”). Each preferred share of Subco is exchangeable into one share of our common stock at the option of the holder thereof, subject to certain restrictions. As a result of the Share Exchange, Tropic Spa became our majority-owned subsidiary and the former shareholders of Tropic Spa became holders of the preferred shares of Subco, a company that has only one issued and outstanding common share which is held by us. The transaction was accounted for as a reverse takeover/recapitalization effected by a share exchange, wherein Tropic Spa is considered the acquirer for accounting and financial reporting purposes. Our consolidated financial statements are therefore, in substance, those of Tropic Spa.

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

Results of Operations

Revenue

During the nine months ended May 31, 2017, we did not generate any revenue. During the same period in 2016 we generated $863 in revenue, all of which was in the form of sales revenue.

Production Costs

During the nine months ended May 31, 2017, we incurred production costs and a gross loss of $312,411. During the nine months ended May 31, 2016, we incurred production costs of $319,958 which, when subtracted from the revenue we generated during the period, resulted in a gross loss of $319,095. Our production costs during both periods were relatively consistent and were attributable to a combination of patent amortization ($282,553 in the current period vs. $280,453 in the prior period), production-related consulting fees ($22,500 in the current period vs. $23,400 in the prior period), depreciation ($6,412 in the current period vs. $8,015 in the prior period), materials and supplies ($946 in the current period vs. $7,725 in the prior period) and writedowns of inventory ($nil in the current period vs. $365 in the prior period).

Expenses

During the nine months ended May 31, 2017, we incurred $556,726 in general and administrative expenses, compared to $398,601 during the same period in 2016. Our expenses during the nine months ended May 31, 2017 consisted of $374,037 in management-related consulting fees, $73,453 in research and development expenses, $44,334 in professional fees, $22,089 in office and miscellaneous expenses, $10,000 in rent, $9,497 in travel and entertainment expenses, $8,500 in interest on advances from related parties/shareholders, $7,666 in patent maintenance fees, $4,806 in trust and filing fees, $1,354 in marketing expenses, $732 in investor relations expenses and $258 in foreign exchange loss. During the same period in the prior year, our expenses included $283,806 in management-related consulting fees, $56,928 in professional fees, $16,883 in office and miscellaneous expenses, $9,900 in rent, $9,296 in interest on advances from related parties/shareholders, $9,250 in travel and entertainment expenses, $8,327 in marketing expenses, $2,122 in trust and filing fees and $2,089 in foreign exchange loss. Apart from the $90,231 increase in our management-related consulting fees, which was primarily attributable to engaging a new principal executive officer, and the $73,453 increase in our research and development expenses, our expenses were relatively consistent from period to period.

We did not incur any other expenses during the nine months ended May 31, 2017, whereas we incurred a $6,794 writedown of patent costs during the same period in 2016.

Net Loss

During the nine months ended May 31, 2017, we incurred a net loss and comprehensive loss of $869,137 and a net loss per share of $0.02. During the same period in the prior year, we experienced a net loss and comprehensive loss of $724,490 and a net loss per share of $0.06.

Liquidity and Capital Resources

As of May 31, 2017, we had $96,894 in cash, $344,806 in current assets, $5,356,107 in total assets, $2,120,927 in current and total liabilities and a working capital deficiency of $1,776,121. As of that date, we also had an accumulated deficit of $6,770,111.

During the nine months ended May 31, 2017, we spent $556,600 in net cash on operating activities, compared to $125,602 in net cash spending on operating activities during the same period in the prior year. The increase of approximately 443% in our cash spending on operating activities between the two periods was primarily attributable to the increase in our net loss as described above, as adjusted for certain changes in our assets and liabilities, and in particular a significant decrease in our accounts payable and accrued liabilities.

We spent $540,889 in net cash on investing activities during the nine months ended May 31, 2017, substantially all of which ($538,800) was in the form of license agreement costs. During the same period in the prior year we spent $11,743 in net cash on investing activities, all of which was associated with patent costs.

During the nine months ended May 31, 2017, we received $1,049,665 in cash from financing activities, compared to receiving $154,991 in cash from financing activities during the same period in the prior year. All of the cash we received from financing activities during the current period was in the form of proceeds from the issuance of our common stock ($395,580) and stock subscriptions received ($711,984), less certain issuance costs and shareholder advance repayments, whereas substantially all of the cash we received during the prior period was in the form of stock subscriptions received ($149,991).

During the nine months ended May 31, 2017, our cash decreased by $47,824 due to a combination of our operating, investing and financing activities.

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

Intangible Assets

Patents

The US Patent is recorded at the value attributed to the shares issued to the Originating Companies and shareholders of TGSI less accumulated amortization. The US Patent was issued on September 29, 2009 and is effective until September 29, 2026. The Australian and Canadian Patents are recorded at the application costs incurred less accumulated amortization. The Australian Patent was issued on October 16, 2014 and is effective until April 5, 2027. The Canadian Patent was issued on June 21, 2016 and is effective until April 5, 2027. The Chinese Patent was issued on December 28, 2016 and is effective until February 1, 2033. Upon expiration, the patents can be extended subject to certain changes required to secure the extension. Although the effects of obsolescence, demand, competition and other economic factors (such as stability of the industry, technological advances and legislative action that results in an uncertain or changing regulatory environment) can have an adverse effect on the industry and our product, management is not currently aware of any known adverse factors that will affect us in the future.

Costs incurred for patents which are in the process of being completed will be amortized over the life of the patent when the patent is issued.

We do not believe that there are any limits to how long our Home Mist Tanning units can sell in the market place. While we expect to be able to secure an extension to our patents prior to expiry, this cannot be predicted with certainty at this time. Accordingly, management has determined that the best estimate of the useful life of the US, Australian, Canadian and Chinese Patents are 17, 13, 11 and 16 years, respectively. At this time, we do not believe that the patents will have a residual value at the end of their useful lives.

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

Going Concern

Our financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. As at May 31, 2017, we had a working capital deficiency of $1,776,121 and an accumulated deficit of $6,770,111. Our continuation as a going concern is dependent upon the continued financial support from our stockholders, our ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the period ended May 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: July 19, 2017	TROPIC INTERNATIONAL INC.

	By:	/s/ John Marmora
John Marmora
President, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

