Form 10-K
period 2017-08-31
TROPIC INTERNATIONAL INC.
filed 2017-12-15
CIK 844538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $17,921,391.80, based on 6,892,843 shares of common stock and a price of $2.60 per share

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 57,532,843 as of December 14, 2017

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

This Report includes our audited consolidated financial statements as at and for the years ended August 31, 2017 and 2016. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All financial information in this Report is presented in Canadian dollars, unless otherwise indicated, and should be read in conjunction with our audited consolidated financial statements and the notes thereto included in this Report.

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

Also, as disclosed in our current report on Form 8-K dated July 14, 2016, on June 13, 2016 (the “Notox Closing Date”) we completed a share exchange with Notox Bioscience Inc., a Nevada corporation (“Notox”), and all the shareholders of Notox (collectively, the “Notox Shareholders”) pursuant to which we acquired all the issued and outstanding shares of Notox from the Notox Shareholders in exchange for the issuance of 100,000,000 restricted shares of our common stock to the Notox Shareholders on a 1,000-for-one basis (the “Notox Share Exchange”). As a result of the Notox Share Exchange, Notox acquired 100% of the right, title and interest in and to an exclusive license agreement dated December 1, 2012, as amended on July 30, 2013 (together, the “License Agreement”), with the Cleveland Clinic Foundation (the “Clinic”) held by Zoran Holding Corporation, a private Ontario corporation (“ZHC”), Notox became our wholly-owned subsidiary, and the Notox Shareholders acquired approximately 89% of our issued and outstanding common stock (52.5% on a fully-exchanged basis). The transaction represented an asset acquisition and was therefore accounted for under the asset acquisition method.

Finally, on August 25, 2016, we completed a reverse split of our issued and outstanding common stock at the ratio of one (1) new share for every two (2) existing shares and caused Subco to do the same. All share and per share amounts have been adjusted to reflect the reverse split except as otherwise indicated.

2

PART I

Item 1. Business

Business Overview

We are a company in the business of developing and commercializing innovative technologies. Through Notox, we own 100% of the right, title and interest in and to the License Agreement with the Clinic formerly held by ZHC. The License Agreement grants us the exclusive license to certain patented intellectual property of the Clinic relating to the treatment of a neuromuscular defect developed by Dr. Frank Papay, MD, FACS Chairman Dermatology and Plastic Surgery Institute, Cleveland Clinic, and in particular, the ability to produce, sell, improve and modernize products that incorporate such intellectual property in the fields of aesthetics, drug free pain management, body contouring and perspiration control. We plan to develop this intellectual property into the world’s first credible and healthier non-toxic alternative to Botox, which is a commercial form of the botulinum toxin protein used primarily for medical and cosmetic purposes.

Through Tropic Spa, our goal is to market unique commercial tanning systems designed primarily for spas, gyms and clinics, as well as a personal tanning solution designed for convenient home use that delivers a full-body application and eliminates the harmful health effects associated with traditional tanning beds. The primary effect is exposure to ultraviolet (UV) radiation, and the consequences of such exposure have been well-documented by numerous organizations, including the American Cancer Society and the Canadian Cancer Society. They generally include an increase in the risk of contracting both melanoma and non-melanoma skin cancers as well as structural damage to the skin that can result in what dermatologists call “photoageing”, or premature wrinkles, freckles, leathery texture and a loss of elasticity.

To date, we have finalized the design of our personal tanning product and applied for and acquired patents for it in the United States (the “US Patent”), Canada, Australia and China. We have also prepared our product for market, completed two phases of test marketing initiatives, and are currently exploring potential avenues for launching the product on a worldwide scale.

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

In connection with the Notox Share Exchange and on the Notox Closing Date, John Marmora submitted his resignation as our Chief Executive Officer and Zoran Konević, the sole officer and director of both Notox and ZHC, and one of the Notox Shareholders, was appointed to fill the resulting vacancy. On the Closing Date, Mr. Konević was also appointed as our director.

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

Products

Notox

The Notox product was designed to be a non-poisonous, less expensive, longer lasting alternative to Botox®, which is a commercial form of the botulinum toxin protein manufactured by Allergan, Plc, a large publicly-traded pharmaceutical corporation, and used primarily for medical and cosmetic purposes. Notox is designed to achieve the same effects as Botox® for cosmetic procedures, drug-free pain management, migraine and perspiration control, but at a healthier level.

Botulinum toxin is a neurotoxic protein that is most commonly associated with the disease botulism; however, there are actually seven types of the toxin, two of which are used commercially and medically to, among other things, treat muscle spasms and diseases characterized by overactive muscle. When locally administered, the toxin is capable of spreading from the injection site to other areas of the body, a potentially fatal consequence. Disclaimers for this and other negative side effects can be found on the packaging for Botox® and seen/heard in Allergan’s advertisements for the product.

In cosmetic applications, botulinum toxin is generally considered safe and effective for reducing facial wrinkles; however, this may be due to the fact that the long-term effects of using the protein are not widely studied . It is injected into the muscles under wrinkles causing those muscles to relax, which results in the smoothing of the overlying skin. Following treatment, this smoothing is usually visible within days, is at its height after two weeks, and diminishes 3-4 months later as the treated muscles gradually regain function and return to their former appearance. Muscles can be treated repeatedly in order to maintain the smoothed appearance.

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

During the second quarter of 2017, we completed further cadaver studies with the Clinic’s participation for the purpose of ensuring that our needle prototype would produce the desired effect around the human eyes and forehead. Those studies were led by Dr. Papay and carried out by some of the Clinic’s key experts in the field, and generally satisfied our expectations with regard to the product.

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

Home Mist Tanning System

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

We have not yet begun to fully implement a marketing plan. However, we have completed two phases of test marketing: one in Canada and another in the United States. These are the countries in which we expect to concentrate our operations, and both phases involved the production and airing of a basic infomercial and a coordinated introductory social media campaign. We decided to undertake these initiatives for the primary purpose of collecting data about our target markets in anticipation of formally launching the product at a time and with the cost to be determined.

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

Intellectual Property

Our home mist tanning system is currently protected by U.S. Patent No. 7,594,593, Canadian Patent No. 2,685,941, Australian Patent No. 2012227220 and Chinese patent No. 2323059. A summary of those patents and patent applications is provided below.

Type	Name	Region	Number	Date
Patent	Apparatus for Spray Application of a Sunless Tanning Product	United States	7,594,593	January 17, 2006 (Filed) / September 29, 2009 (Issued)
Patent	Apparatus for Spray Application of a Sunless Tanning Product	Canada	2,685,941	April 5, 2007 (Filed) / June 21, 2016 (Granted and Issued)
Patent	Automated Mist Tanning Apparatus	Australia	2012227220	September 24, 2012 (Filed) / October 16, 2014 (Granted)
Patent	Automated Mist Tanning Apparatus	China	2323059	February 1, 2013 (Filed) / December 28, 2016 (Granted)

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

The effective date of the License Agreement is December 1, 2012; on July 30, 2013 it was amended to incorporate a revised technology timeline, and it is valid until the expiration of the last to expire of certain patents. Pursuant to the License Agreement, we are required to pay the Clinic a royalty based on the sale of certain products, a milestone payment upon first commercial sale of the first such product and a percentage of any sublicensing revenues. In the month in which our cumulative gross revenues reach a specified amount, we must reimburse the Clinic for all incurred and to be incurred patent expenses to a specified amount. Royalties and other payments are payable quarterly.

On September 26, 2017, the License Agreement was amended a second time to, among other things: (i) clarify certain vague terms of the License Agreement; (ii) include us as a party for the purpose of guaranteeing the due and prompt payment and performance of all covenants, agreements, obligations and liabilities of Notox; (iii) record the Clinic’s explicit consent to the assignment from ZHC to Notox; (iv) extend the deadline for achieving the first commercial milestone (the submission of regulatory filings to applicable authorities) from November 30, 2017 to November 30, 2019; and (v) establish a second commercial milestone (the completion of at least one commercial sale within nine months of receiving regulatory approval). The effective date of the amendment was July 1, 2016.

Notox’s failure to achieve either of the foregoing milestones by the required dates, without satisfactory justification, will constitute a material breach of the License Agreement, as amended, giving the Clinic the right, but not the obligation, to convert the agreement to a non-exclusive license or terminate the agreement altogether. In addition, within 30 days of Notox’s receipt of initial regulatory approval, Notox is required to reimburse the Clinic for at least US$115,495 in patenting costs incurred as of July 1, 2016. All such costs incurred by the Clinic after that date will, at the Clinic’s option, either be paid directly by Notox or by the Clinic with the Clinic invoicing Notox, provided that Notox has no obligation to pay or reimburse the Clinic until after that regulatory approval has been obtained. Upon the termination or expiration of the License Agreement, all accrued and unreimbursed patenting costs become immediately due and payable by Notox to the Clinic. As of August 31, 2017, all accrued and unreimbursed patenting costs totalled $197,765 (US$157,758).

Employees

As of the date of this Report, we do not have any full time or part time employees. We currently rely on the efforts of John Marmora and Zoran Konević, our principal executive officers and directors, to manage our operations, as well as members of our informal advisory board and personnel at the Clinic to assist us in navigating certain technical and regulatory hurdles. In the future, we plan to hire workers on a contract basis from time to time as the need arises.

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

Since we are only beginning to develop the intellectual property we acquired under the License Agreement, as amended, we do not believe that any government regulations will affect our operations in that regard until we are able to complete the design of the Notox unit and treatment probe.

Item 1A. Risk Factors

Not required.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our executive office is located at 1057 Parkinson Road, Unit #9, Woodstock, Ontario, Canada N4S 7W3. We have leased this space at a cost of approximately $1,100 per month plus applicable taxes since December 2, 2011, and we also use it to meet our assembly, warehouse and distribution needs. On August 31, 2017, we entered into an additional one-year lease for office space in Richmond Hill, Ontario, Canada at a cost of $21,000 per year plus applicable taxes. The space is currently being leased for $700 per month plus applicable taxes.

We believe that these properties are generally suitable to meet our needs for the foreseeable future; however, we will continue to seek additional space as needed to satisfy our growth.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

General

As of the date of this Report, we have 57,532,843 shares of common stock issued and outstanding and outstanding warrants to purchase 1,400,770 shares of our common stock at prices ranging from $0.50 to US$1.40. In addition, Subco has 50,601,750 preferred shares issued and outstanding, each of which is exchangeable into one share of our common stock in accordance with the rights, privileges, restrictions and conditions attached to such preferred shares.

We do not have any outstanding options or other securities convertible into shares of our common stock.

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

OTCQB
Quarter Ended	High ($)	Low ($)
August 31, 2017	2.60	0.55
May 31, 2017	2.60	2.60
February 28, 2017	2.60	2.60
November 30, 2016	2.60	1.25
August 31, 2016	1.25	1.25
May 31, 2016	1.25	1.25
February 28, 2016	1.25	1.25
November 30, 2015	1.20	1.20

Holders

As of the date of this Report, there are approximately 58 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

On September 7, 2017, we issued and sold an aggregate of 630,000 units to two non-U.S. investors and three U.S. investors at a price of US$1.00 per unit in exchange for gross proceeds of US$630,000. Each unit consists of one share of our common stock and one warrant exercisable into one additional share at an exercise price of $1.40 per share for a period of 24 months.

The units were offered and sold in private transactions in reliance upon the exemptions from registration provided by Sections 4(a)(2) and 4(a)(5) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 903 of Regulation S promulgated thereunder. Our reliance on Sections 4(a)(2) and 4(a)(5) was based on the following factors: (a) the issuance of the units to the U.S. investors occurred in an isolated private transaction which did not involve a public offering; (b) there were only a limited number of investors; (c) there were no subsequent or contemporaneous public offerings of the units; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sale of the units took place directly between the investors and us.

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

In addition, the shares and warrants underlying the units are subject to restrictions similar to those attached to the preferred shares of Subco. In particular, the investors may not sell, transfer or otherwise dispose of their securities until December 31, 2018, subject to certain limited exceptions.

Other than as described above or as disclosed in previous quarterly reports on Form 10-Q or current reports on Form 8-K, we did not issue any equity securities that were not registered under the Securities Act during the fiscal year ended August 31, 2017.

Purchases of Equity Securities by the Issuer and “Affiliated Purchasers”

We did not purchase any shares of our common stock or other securities during the year ended August 31, 2017.

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

Overview

We are a company in the business of developing and commercializing innovative technologies. Through Notox, we own 100% of the right, title and interest in and to the License Agreement with the Clinic formerly held by ZHC, and through Tropic Spa, our goal is to market unique commercial tanning systems designed primarily for spas, gyms and clinics, as well as a personal tanning solution designed for convenient home use. To date, we have finalized the design of our personal tanning product and applied for and acquired patents in the United States, Canada, Australia and China. We have also prepared our product for market, completed two phases of test marketing initiatives, and are currently exploring potential avenues for launching the product on a worldwide scale.

Results of Operations

Revenue

We did not generate any revenue during the year ended August 31, 2017, whereas we generated $863 in revenue during the prior year, all of which was in the form of sales revenue from our home mist tanning units.

Production Costs

During the year ended August 31, 2017, we incurred production costs of $1,064,118, which was equal to our gross loss for the period. During the year ended August 31, 2016, we incurred production costs of $426,551, which, when subtracted from the revenue we generated during that period, resulted in a gross loss of $425,688. Our production costs during both years were attributable to a combination of amortization of the US Patent ($376,423 in the current year vs. $374,228 in the prior year), production-related consulting fees ($27,700 in the current year vs. $31,200 in the prior year), depreciation ($8,550 in the current year vs. $10,687 in the prior year), materials and supplies ($960 in the current year vs. $10,071 in the prior year) and a writedown of inventory ($122,101 in the current year vs. $365 in the prior year). In addition, we incurred $187,466 in amortization related to the License Agreement in the current year, as well as $197,765 in patenting costs and $143,153 in design and production costs attributable to the NRFTS proposal.

Expenses

During the year ended August 31, 2017, we incurred $615,208 in total general and administrative expenses, compared to $597,812 in such expenses during the year ended August 31, 2016.

Our expenses during the year ended August 31, 2017, consisted of $507,004 in management-related consulting fees, $82,873 in professional fees, $23,000 in travel and entertainment expenses, $22,056 in office and miscellaneous expenses, $13,367 in trust and filing fees, $12,950 in rent, $11,351 in interest on advances from related parties and shareholders, $7,666 in patent maintenance fees, $2,248 in marketing expenses and $732 in investor relations expenses, as offset by a $68,039 foreign exchange gain.

During the prior year, our expenses included $422,706 in management-related consulting fees, $81,929 in professional fees, $12,417 in travel and entertainment expenses, $21,934 in office and miscellaneous expenses, $20,627 in trust and filing fees, $13,200 in rent, $12,434 in interest on advances from related parties and shareholders, $9,007 in marketing expenses and $3,558 in foreign exchange loss. Apart from the $84,298 increase in our management-related consulting fees between the two years, which was primarily attributable to a general increase in our operations, and the $71,597 foreign exchange gain, our expenses were relatively consistent from year-to-year.

The significant management-related consulting fees we incurred over both years were paid to our principal executive officers and directors and one consultant who provides management-related services to us and is also a major shareholder.

Other Items

During the year ended August 31, 2017, we incurred a patent writedown in the amount of $3,381,362 associated with the U.S., Australian, Canadian and Chinese patents, as well as a writedown of amounts receivable in the amount of $20,332. These were offset to some extent by a $9,333 gain associated with the revaluation of certain outstanding warrants to purchase shares of our common stock. During the prior year, we incurred a patent writedown in the amount of $6,793 and no additional other expense items.

Net Loss

During the year ended August 31, 2017, we incurred a net loss and comprehensive loss of $5,071,687, approximately 2/3 of which was attributable to the patent writedown described above, and a net loss per share of $0.09. During the prior year, we experienced a net loss and comprehensive loss of $1,030,293 and a net loss per share of $0.06.

Liquidity and Capital Resources

As of August 31, 2017, we had $63,144 in cash, $176,059 in current assets, $1,522,525 in total assets, $3,310,825 in current liabilities, $3,508,590 in total liabilities and a working capital deficiency of $3,314,766. As of that date, we also had an accumulated deficit of $10,972,661.

During the year ended August 31, 2017, we spent $592,051 in cash on operating activities, compared to $169,166 in cash spending on operating activities during the prior year. The 350% increase in our cash spending on operating activities during the fiscal year ended August 31, 2017 was primarily attributable to certain changes in our assets and liabilities during our most recently completed fiscal year, the most significant of which by far was the $237,611 increase in our accounts payable and accrued liabilities from year-to-year.

We spent $665,878 and $14,818 in cash on investing activities during the years ended August 31, 2017 and 2016, respectively. Substantially the entire amount in the current year was attributable to the License Agreement, whereas substantially the entire amount in the prior year was attributable to patent costs.

During the year ended August 31, 2017, we received $1,176,355 in cash from financing activities, including $838,674 in stock subscriptions and $395,580 in proceeds from the issuance of our common stock, less $19,899 in stock issue costs and $38,000 in advances that we repaid to related parties and shareholders. During the prior year, we received $320,366 in cash from financing activities, substantially all of which was in the form of stock subscriptions received.

During the year ended August 31, 2017, our cash decreased by $81,574 due to a combination of our operating, investing and financing activities.

Plan of Operations

Our plan of operations over the next 12 months is to continue the process initiated by ZHC to design, manufacture and commercialize the Notox system and its features. We expect to work closely with the Clinic in this regard, and anticipate that we will require at least US$4,675,000 to carry out our plan, as follows:

Description	Amount (US$)
Design, testing and prototyping the Notox unit (including $111,200 in milestone payments to RBC)	600,000
Design, testing and prototyping the Notox treatment probe	1,400,000
Acquisition costs payable to ZHC	450,000
Human trial expenses	950,000
FDA Section 510(k) notification costs and CE marking expenses	750,000
Marketing and inventory expenses	525,000
Total	4,675,000

In addition, over the next 12 months our plan of operations through Tropic Spa is to carry out a complete evaluation of the home tanning system’s potential and to develop the commercial side of the tanning business, including through possible licensing arrangements both domestically and abroad. We do not anticipate spending any specific amounts for these purposes, as the evaluation and development described above will be covered by our general and administrative expenses described below.

We expect to incur the following general and administrative expenses over the next 12 months. These expenses are reasonably consistent with those from prior periods, as adjusted to reflect the expected increase in our operations and the costs of maintaining our status as a public company.

Description	Amount ($)
Professional fees and filing fees	120,000
Management-related consulting fees	500,000
Rent (including utilities)	30,000
Travel and entertainment expenses	25,000
Office and miscellaneous expenses	25,000
Total	700,000

We do not currently have sufficient funds to carry out our entire plan of operations, so we intend to meet the balance of our cash requirements for the next 12 months through a combination of debt financing and equity financing through private placements. Currently we are active in contacting broker/dealers in Canada and elsewhere regarding possible financing arrangements; however, we do not currently have any agreements in place to complete any private placement financings and there is no assurance that we will be successful in completing any such financings. If we are unsuccessful in obtaining sufficient funds through our capital raising efforts, we may review other financing options, although we cannot provide any assurance that any such options will be available to us or on terms reasonably acceptable to us. Further, if we are unable to secure any additional financing then we plan to reduce the amount that we spend on our operations, including management-related consulting fees and other general and administrative expenses, so as not to exceed the capital resources available to us.

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

Intangible Assets

Patents

The US Patent is recorded at the value attributed to the shares issued to the Originating Companies and shareholders of TGSI less accumulated amortization and impairment writedowns. The US Patent was issued on September 29, 2009 and is effective until September 29, 2026. The Australian, Canadian and Chinese Patents are recorded at the application costs incurred less accumulated amortization and impairment writedowns. The Australian Patent was issued on October 16, 2014 and is effective until April 5, 2027. The Canadian Patent was issued on June 21, 2016 and is effective until April 5, 2027. The Chinese Patent was issued on December 28, 2016 and is effective until February 1, 2033. Upon expiration, the patents can be extended subject to certain changes required to secure the extension. Although the effects of obsolescence, demand, competition and other economic factors (such as stability of the industry, technological advances and legislative action that results in an uncertain or changing regulatory environment) can have an adverse effect on the industry and our product, management is not currently aware of any known adverse factors that will affect us in the future.

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

License Agreement

The License Agreement is recorded at estimated fair value plus acquisition costs less accumulated amortization. The term of the License Agreement continues until the expiration of the last to expire of the Licensed Patents (as defined in the License Agreement). All costs related to the development of the licensed technology are expensed as incurred.

The technology licensed by Notox is a platform that provides us access to four large market segments or verticals (derma, pain, body and headache) that include the fields of aesthetics, drug-free pain management, body contouring and perspiration control. Based on management’s experience, it takes approximately two years to fully develop each vertical, with each vertical being developed in sequence. Accordingly, management’s best estimate of the amortization period for the License Agreement is eight years.

Amortization and Impairment

Definite-lived intangible assets are required to be amortized using a method that reflects the pattern in which the economic benefits of the intangible assets are consumed or utilized. At this time, management is not able to determine with any amount of certainty the number of Home Mist Tanning units that will be sold over the useful lives of the patents. Accordingly, the patents are being amortized on a straight-line basis over the period of their useful lives. The License Agreement is being amortized over eight years based on management’s best estimate of the time required to develop the four verticals as explained above.

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

Item 8. Financial Statements and Supplementary Data

Tropic International Inc.

Consolidated Financial Statements

Year Ended August 31, 2017

(Expressed in Canadian dollars)

TROPIC INTERNATIONAL INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED AUGUST 31, 2017

EXPRESSED IN CANADIAN DOLLARS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Tropic International Inc.:

We have audited the accompanying consolidated balance sheets of Tropic International Inc. (the “Company”) as of August 31, 2017 and 2016, and the related consolidated statements of loss and comprehensive loss, stockholders’ equity (deficiency), and cash flows for each of the years in the three-year period ended August 31, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tropic International Inc. as of August 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended August 31, 2017, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a deficit of $10,972,661 since inception, a working capital deficiency of $3,134,766, and stockholders’ deficiency of $1,986,065 as of August 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada

December 14, 2017

TROPIC INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN CANADIAN DOLLARS)

	August 31, 2017	August 31, 2016
ASSETS
Current assets:
Cash	$63,144	$144,718
Amounts receivable	84,290	75,738
Inventory (Note 9)	1	122,318
Prepaid expenses	28,624	3,300
Total current assets	176,059	346,074
Equipment, net (Note 8)	34,197	42,747
Patents, net (Note 9)	4	3,755,699
License agreement, net (Notes 3 and 10)	1,312,265	152,731
Total assets	$1,522,525	$4,297,251

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable and accrued liabilities (Notes 11 and 12)	$1,075,601	$837,990
Advances from related parties/shareholders (Notes 12 and 13)	415,960	442,609
License assignment fee payable (Notes 3 and 14)	683,212	—
Stock purchase warrants (Notes 4 and 16)	297,378	—
Stock subscribed (Note 16)	838,674	—
Total current liabilities	3,310,825	1,280,599
Due to the Clinic (Note 3)	197,765	—
	3,508,590	1,280,599

Stockholders’ equity (Note 16):
Common stock	526,182	140,532
Stock subscribed	—	345,366
Additional paid-in capital	8,460,414	8,431,728
Deficit	(10,972,661)	(5,900,974)
Total stockholders’ equity (deficiency)	(1,986,065)	3,016,652
Total liabilities and stockholders’ equity (deficiency)	$1,522,525	$4,297,251

Contingent liability (Note 20)

Subsequent events (Note 21)

See accompanying notes to the consolidated financial statements.

TROPIC INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(EXPRESSED IN CANADIAN DOLLARS)

	Years Ended August 31,
	2017	2016	2015
Revenue:
Sales	$—	$863	$4,514

Production costs:
Amortization – license agreement (Note 10)	187,466	—	—
Amortization – patent (Note 9)	376,423	374,228	373,075
Consulting fees – production	27,700	31,200	31,200
Depreciation (Note 8)	8,550	10,687	13,358
Design and production – NRFTS (Note 7)	143,153	—	—
Materials and supplies	960	10,071	14,981
Patenting costs – the Clinic (Note 3)	197,765	—	—
Writedown of inventory (Note 9)	122,101	365	6,209
Total production costs	1,064,118	426,551	438,823
Gross loss	(1,064,118)	(425,688)	(434,309)

General and administration:
Consulting fees – management (Note 12)	507,004	422,706	185,056
Depreciation	—	—	5,774
Interest on advances from related parties/shareholders (Notes 12 and 13)	11,351	12,434	11,637
Investor relations	732	—	—
Loss (gain) on foreign exchange	(68,039)	3,558	4,159
Marketing	2,248	9,007	16,789
Office and miscellaneous	22,056	21,934	22,427
Patent maintenance fees	7,666	—	—
Professional fees	82,873	81,929	54,295
Rent	12,950	13,200	13,200
Travel and entertainment	23,000	12,417	10,803
Trust and filing fees	13,367	20,627	16,177
Total general and administration	615,208	597,812	340,317
Loss before other items and income taxes	(1,679,326)	(1,023,500)	(774,626)
Other items:
Writedown of patents (Note 9)	(3,381,362)	(6,793)	—
Writedown of amounts receivable	(20,332)	—	—
Gain on revaluation of warrants	9,333	—	—
Loss before income taxes	(5,071,687)	(1,030,293)	(774,626)
Income taxes	—	—	—
Net loss and comprehensive loss	$(5,071,687)	$(1,030,293)	$(774,626)

Net loss per share – basic and diluted (Note 5)	$(0.09)	$(0.06)	$(0.13)

Weighted-average number of shares outstanding	56,606,971	16,924,423	6,132,073

See accompanying notes to the consolidated financial statements.

TROPIC INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN CANADIAN DOLLARS)

	Years Ended August 31,
	2017	2016	2015

Cash Flows Used In Operating Activities
Net loss	$(5,071,687)	$(1,030,293)	$(774,626)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization – license agreement	187,466	—	—
Amortization – patent	376,423	374,228	373,075
Depreciation	8,550	10,687	19,132
Writedown of amounts receivable	20,332	—	—
Writedown of inventory	122,101	365	6,209
Writedown of patents	3,381,362	6,793	—
Gain on revaluation of warrants	(9,333)	—	—
Changes in assets and liabilities:
Amounts receivable	(28,884)	(72,057)	3,746
Inventory	216	8,019	11,386
Prepaid expenses	(25,324)	—	(1,200)
Accounts payable and accrued liabilities	237,611	520,658	214,497
Due to the Clinic	197,765	—	—
Interest accrued on advances from related parties/shareholders	11,351	12,434	11,637
Net cash used in operating activities	(592,051)	(169,166)	(136,144)

Cash Flows Used In Investing Activities
Patent costs	(2,090)	(14,949)	(6,038)
License agreement	(663,788)	—	—
Cash transferred upon acquisition of Notox	—	131	—
Net cash used in investing activities	(665,878)	(14,818)	(6,038)

Cash Flows Provided By Financing Activities
Proceeds from issuance of common stock	395,580	—	—
Stock issue costs	(19,899)	—	—
Stock subscriptions received	838,674	315,366	30,000
Advances from related parties/shareholders	—	5,000	102,500
Repayment of advances from related parties/shareholders	(38,000)	—	—
Net cash provided by financing activities	1,176,355	320,366	132,500

Increase (decrease) in cash during the year	(81,574)	136,382	(9,682)
Cash, beginning of year	144,718	8,336	18,018
Cash, end of year	$63,144	$144,718	$8,336

On June 13, 2016, the Company issued 50,000,000 shares of common stock in exchange for all of the outstanding common shares of Notox. The Company also incurred $19,519 in professional fees relating to this transaction. See Note 3.

See accompanying notes to the consolidated financial statements.

TROPIC INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(EXPRESSED IN CANADIAN DOLLARS)

	Common Stock
	* Common Stock	Amount	Stock subscribed	Additional paid-in capital	Deficit	Total stockholders’ equity (deficiency)
Balance at August 31, 2012	56,516,523	$7,932,201	$—	$—	$(2,488,050)	$5,444,151
Stock issued for cash	10,890,100	552,000	—	—	—	552,000
Stock issued in exchange for management services	32,593,377	16,297	—	—	—	16,297
Recapitalization on reverse takeover (see Notes 2 and 16)	—	(8,487,886)	—	8,431,728	—	(56,158)
Elimination of issued common stock of TSI	(100,000,000)	—	—	—	—	—
Establishment of issued common stock of Rockford Minerals Inc.	6,132,073	—	—	—	—	—
Net loss	—	—	—	—	(781,639)	(781,639)
Balance at August 31, 2013	6,132,073	12,612	—	8,431,728	(3,269,689)	5,174,651
Net loss	—	—	—	—	(826,366)	(826,366)
Balance at August 31, 2014	6,132,073	12,612	—	8,431,728	(4,096,055)	4,348,285
Net loss	—	—	—	—	(774,626)	(774,626)
Stock subscribed	—	—	30,000	—	—	30,000
Balance at August 31, 2015	6,132,073	12,612	30,000	8,431,728	(4,870,681)	3,603,659
Stock subscribed	—	—	315,366	—	—	315,366
Stock issued for asset acquisition (Notes 3 and 16)	50,000,000	127,920	—	—	—	127,920
Net loss	—	—	—	—	(1,030,293)	(1,030,293)
Balance at August 31, 2016	56,132,073	140,532	345,366	8,431,728	(5,900,974)	3,016,652
Stock issued for cash	760,770	414,291	(345,366)	28,686	—	97,611
Stock issue costs – cash	—	(19,899)	—	—	—	(19,899)
Stock issue costs – finder’s warrants	—	(8,742)	—	—	—	(8,742)
Net loss	—	—	—	—	(5,071,687)	(5,071,687)
Balance at August 31, 2017	56,892,843	$526,182	$—	$8,460,414	$(10,972,661)	$(1,986,065)

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

The accompanying consolidated financial statements include the results of operations of the Company and TSI for the years ended August 31, 2017 and 2016 and of Notox for the year ended August 31, 2017, and the period from June 13, 2016 to August 31, 2016.

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

On October 16, 2014, the Company, through TSI, obtained an Australian patent (the “Australian Patent”), incurring application costs of $4,976. On June 21, 2016, the Company, through TSI, obtained a Canadian patent (the “Canadian Patent”), incurring application costs of $17,406. On December 28, 2016, the Company, through TSI, obtained a Chinese patent (the “Chinese Patent”), incurring application costs of $5,806. Costs incurred are recorded as intangible assets. On August 31, 2017, the net carrying amount of the patents was written down to a nominal amount of $4 (see Note 9).

As reflected in the accompanying consolidated financial statements, the Company has a deficit of $10,972,661 (August 31, 2016 - $5,900,974) since inception, a working capital deficiency of $3,134,766 (August 31, 2016 - $934,525) and a stockholders’ deficiency of $1,986,065 (August 31, 2016 - stockholders’ equity of $3,016,652). This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to raise additional capital and to implement its business plan. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management has evaluated the Company’s ability to continue as a going concern by assessing its ability to meet its obligations as they become due within one year from the date of issue of the financial statements. Management’s assessment included the following factors:

●	The Company’s financial condition as at the date of issue of the financial statements;
●	The Company’s actual or anticipated conditional and unconditional obligations due within one year from the date of issue of the financial statements;
●	The funds necessary to maintain the Company’s operations considering its current financial condition, obligations and other expected cash flows; and
●	Other conditions and events that may affect the Company’s ability to meet its obligations within one year from the date of issue of the financial statements.

The Company’s operating expenses are estimated to be approximately $100,000  per year. As at August 31, 2017, the Company’s current cash liabilities total approximately $2,175,000. Of this amount, approximately $1,767,000 – accounts payable and accrued liabilities ($668,000), advances from related parties/shareholders ($416,000) and license assignment fee payable ($683,000) – are payable to related parties and/or major shareholders who have not and will not require payment until such time as sufficient

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

1. Company Overview and Basis of Presentation (cont’d)

cash flow is available. Of the remaining $408,000, $51,000 was repaid subsequent to year end and $117,000 is payable to organizations that are willing to continue to defer payment. To the extent that $206,000 of the remaining $240,000 cannot be deferred and sufficient equity financing has not been raised to make the payment required, management will advance funds to the Company, if appropriate.

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

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS

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

On November 23, 2016, the Company, Notox and the Notox Shareholders entered into an amendment to the Share Exchange Agreement in order to clarify certain sections in the Share Exchange Agreement, to provide for an assignment fee and to describe how the Company will use the proceeds of any equity financing completed after the Second Closing Date. In consideration for inducing ZHC to enter into the Assignment Agreement, the Company will pay an aggregate of US$1,000,000 to ZKC in the form of a one-time assignment fee. See Note 14.

On December 1, 2012, ZHC and the Clinic entered into the License Agreement whereby the Clinic granted ZHC an exclusive worldwide license and a non-exclusive worldwide license in the field of aesthetics and pain to make, use, offer to sell, sell and import certain products throughout the term of the License Agreement. The term continues until the expiration of the last to expire of the certain patents. The License Agreement was amended on July 30, 2013 and July 1, 2016. Pursuant to the License Agreement, as amended, Notox is the licensee under the License Agreement and is solely responsible for making all regulatory filings and securing regulatory approval for the products covered by the License Agreement. The Clinic will receive a royalty based on the sale of certain products, a milestone payment within 30 days following the first commercial sale of such products and a percentage of any sublicensing revenues. Royalties and other payments are payable quarterly. Notox is required to achieve two commercial milestones: regulatory filings submitted to regulatory authorities by November 30, 2019 and first commercial sale within nine months following regulatory approval. Failure to achieve these milestones, without satisfactory justification, constitutes a material breach of the License Agreement giving the Clinic the right, but not the obligation, to convert the License Agreement to a non-exclusive license or terminate the License Agreement. The Clinic has the right to verify Notox’s compliance with the License Agreement.

Within 30 days following Notox’s receipt of the first regulatory approval, Notox is required to reimburse the Clinic for current patenting costs. All patenting costs, patent office fees and outside patent counsel costs will, at the Clinic’s option, either be paid directly by Notox or by the Clinic with the Clinic invoicing Notox, provided that Notox has no obligation to pay or reimburse the Clinic until after first regulatory approval has been obtained. Upon termination or expiration of the License Agreement, all accrued and unreimbursed patenting costs become immediately due and payable to the Clinic. As of August 31, 2017, all accrued and unreimbursed patenting costs totalled US$157,758 ($197,765).

Subsequent to year end, the Company, Notox and the Clinic entered into the second amendment to the License Agreement. See Note 21.

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS

3. Asset Acquisition and License Agreement (cont’d)

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

The fair value and gross carrying value of the License Agreement is as follows:

License Agreement	$133,212
Cash	131
Accrued liabilities	(5,423)
Capital stock exchanged (50,000,000 shares at US$0.002 per share)	$127,920
Fair value of License Agreement	$133,212
Acquisition costs	19,519
Assignment fee (US$1,000,000)	1,347,000
Gross carrying value of License Agreement	$1,499,731

See Note 10.

4. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of the Company, TSI, Notox, Subco and 1894631 Ontario Inc., the Company’s wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, the Company evaluates its estimates, including those related to equipment, fair values of intangible assets, useful lives of intangible assets and the likelihood of realization of its deferred tax assets. The Company bases its estimates on assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Concentration of Risk

The financial instrument which potentially subjects the Company to a concentration of credit risk is cash. The Company places its cash in an account with a high credit quality financial institution.

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS

4. Summary of Significant Accounting Policies (cont’d)

Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain significant accounting policies. Other than the addition of “Stock Purchase Warrants”, there have been no material changes to the Company’s significant accounting policies that are disclosed in the consolidated financial statements and notes thereto during the year ended August 31, 2017.

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

Intangible Assets

Patents

The US Patent is recorded at the value attributed to the shares issued to the Originating Companies and shareholders of TGSI less accumulated amortization and impairment writedowns. The US Patent was issued on September 29, 2009 and is effective until September 29, 2026. The Australian, Canadian and Chinese Patents are recorded at the application costs incurred less accumulated amortization and impairment writedowns. The Australian Patent was issued on October 16, 2014 and is effective until April 5, 2027. The Canadian Patent was issued on June 21, 2016 and is effective until April 5, 2027. The Chinese Patent was issued on December 28, 2016 and is effective until February 1, 2033. Upon expiration, the patents can be extended subject to certain changes required to secure the extension. Although the effects of obsolescence, demand, competition and other economic factors (such as stability of the industry, technological advances and legislative action that results in an uncertain or changing regulatory environment) can have an adverse effect on the industry and the Company’s product, management is not currently aware of any known adverse factors that will affect the Company in the future.

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

(EXPRESSED IN CANADIAN DOLLARS

4. Summary of Significant Accounting Policies (cont’d)

License Agreement

The License Agreement is recorded at estimated fair value plus acquisition costs less accumulated amortization. The term of the License Agreement continues until the expiration of the last to expire of the Licensed Patents (as defined in the License Agreement). All costs related to the development of the licensed technology are expensed as incurred.

The technology licensed by Notox is a platform that provides the Company access to four large market segments or verticals (derma, pain, body and headache) that include the fields of aesthetics, drug-free pain management, body contouring and perspiration control. Based on management’s experience, it takes approximately two years to fully develop each vertical, with each vertical being developed in sequence. Accordingly, management’s best estimate of the amortization period for the License Agreement is eight years.

Amortization and Impairment

Definite-lived intangible assets are required to be amortized using a method that reflects the pattern in which the economic benefits of the intangible assets are consumed or utilized. At this time, management is not able to determine with any amount of certainty the number of Home Mist Tanning units that will be sold over the useful lives of the patents. Accordingly, the patents are being amortized on a straight-line basis over the period of their useful lives. The License Agreement is being amortized over eight years based on management’s best estimate of the time required to develop the four verticals as explained above.

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

Leases

The Company currently rents premises pursuant to two operating leases.

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

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS

4. Summary of Significant Accounting Policies (cont’d)

asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds its fair value.

Stock Purchase Warrants

When the Company undertakes a private placement, it may issue units comprised of common stock of the Company and warrants to acquire common stock of the Company. Warrants with a strike price denominated in the Company’s functional currency (the Canadian dollar) are considered to be indexed to the Company’s stock and are classified as equity. Warrants with a strike price denominated in a currency other than the Company’s functional currency are considered not to be indexed to the Company’s stock and are classified as a liability. Warrants classified as equity are initially measured at fair value. Subsequent changes in fair value are not recognized as long as the warrants continue to be classified as equity. Warrants classified as a liability are initially measured at fair value with changes in fair value recorded in profit or loss in each reporting period.

Sales

The Company has Home Mist Tanning units and related supplies available for sale, primarily online via its website. The Company recognizes revenue when the units and supplies have been shipped to the customer, the amount to be paid by the customer is fixed or determinable and collectability is reasonably assured. Revenue is recorded net of applicable sales taxes.

Warranty

The Company is committed to supplying products of superior quality and design. Because of this commitment, it provides a limited one year warranty effective from the date of purchase. The Company warranties its Home Mist Tanning units to be free of defects. If a unit stops operating due to defects in materials or workmanship, the Company either repairs or replaces it for free.

Production Costs

Production costs consist of patent and license agreement amortization, production consulting fees, equipment depreciation, design and production costs and materials and supplies.

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

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS

4. Summary of Significant Accounting Policies (cont’d)

accordingly, management is not able to determine if it is more likely than not that the Company will realize the benefits of these deductible differences.

Derivative Financial Instruments

The Company does not have any derivative financial assets or liabilities.

Fair Value of Financial Instruments

Carrying values of cash, accounts payable and accrued liabilities, advances from related parties/shareholders, license assignment fee payable and stock subscribed approximate fair value because of the short-term nature of these items. Amounts receivable consists primarily of Harmonized Sales Tax (“HST”) receivable from the Government of Canada. HST is not a financial instrument.

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

5. Loss Per Share

The following table sets forth the computation of loss per share:

	For the Years Ended August 31,
	2017	2016	2015
Net loss per share:
Net loss	$(5,071,687)	$(1,030,293)	$(774,626)
Weighted-average shares outstanding:
Common stock	56,892,843	56,132,073	6,132,073
Number of shares used in per share computations	56,606,971	16,924,423	6,132,073
Loss per share	$(0.09)	$(0.06)	$(0.13)

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

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

6. Fair Value Measurements (cont’d)

Level 3 – Unobservable inputs that are supported by little or no market activity, which require management judgment or estimation.

The Company measures its financial instruments at fair value.

The carrying value of cash deposits is a reasonable estimate of its fair value due to the short maturity of the financial instrument.

The Company’s stock purchase warrants are measured at fair value on a recurring basis.

7. Design and Production - NRFTS

On February 20, 2017, the Company entered into the Notox Radio Frequency Treatment System (“NRFTS”) Proposal (the “Proposal”) with RBC Medical Innovations (“RBC”) to develop technology licensed by Notox. The NRFTS is comprised of two distinct components – the disposable probe and the radio frequency generator (“RFG”) console. Pursuant to the Proposal, RBC will execute design and production of the NRFTS and is responsible for overall program management, system integration and development and manufacturing transfer of the RFG console. The project is to be completed in three stages on a fixed-fee basis at an estimated cost of US$1,748,000. The NRFTS planning stage proposes three milestones payments – project stage initiation (US$55,600), completion of product requirements and documentation (US$55,600) and all stage deliverables and completion (US$55,800). During the year ended August 31, 2017, the Company paid the US$55,600 ($73,453) project stage initiation milestone payment and as at August 31, 2017, an accrual for US$55,600 ($69,700) has been made for the second milestone payment.

8. Equipment, Net

Equipment, at cost, consisted of:

	August 31, 2017	August 31, 2016
Mould equipment	$155,300	$155,300
Website	28,875	28,875
Equipment at cost	184,175	184,175
Accumulated depreciation	(149,978)	(141,428)
Equipment, net	$34,197	$42,747

Depreciation was $8,550, $10,687 and $19,132 for the years ended August 31, 2017, 2016 and 2015 respectively.

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

9. Patents, Net

The following tables provide information regarding the patents:

	August 31, 2017
	Gross carrying amount	Accumulated amortization	Writedowns	Net carrying amount
United States Patent	$6,342,279	$2,984,602	$3,357,676	$1
Australian Patent	4,976	1,145	3,830	1
Canadian Patent	17,406	2,024	15,381	1
Chinese Patent	5,806	1,330	4,475	1
Patents abandoned	6,793	—	6,793	—
	$6,377,260	$2,989,101	$3,388,155	$4

	August 31, 2016
	Gross carrying amount	Accumulated amortization	Writedowns	Net carrying amount
United States Patent	$6,342,279	$2,611,527	$—	$3,730,752
Australian Patent	4,976	747	—	4,229
Canadian Patent	17,406	404	—	17,002
Patents pending	10,509	—	6,793	3,716
	$6,375,170	$2,612,678	$6,793	$3,755,699

Also see Note 1.

During the year ended August 31, 2017, management identified the following indicators of impairment indicating that the patents’ carrying amounts might not be recoverable:

●	The inability to raise sufficient equity financing to implement its strategic plan; and
●	Operating and cash flow losses since the Company completed the development of the US, Australian, Canadian and Chinese patents.

Management’s intention is to license commercial tanning units for use in stores and spas in the United States, to sell personal tanning units internationally and to supply the spray tan solution for those units. Given that management is in the process of changing its focus in respect of the marketing and sale of the tanning units and associated products, it is not in a position to be able to estimate the future cash flows attributable to the patents with any degree of certainty. Accordingly, the patents were written down to a nominal amount of $4 at August 31, 2017.

In connection with the writedown of the patents, the fact that there have been minimal sales to date, no sales subsequent to year end and no comparable products on the market to use as a point of reference, management is not able to determine whether inventory is stated at the lower of cost or market. Accordingly, inventory was written down to a nominal amount of $1 at August 31, 2017.

10. License Agreement, Net

	August 31, 2017
	Gross carrying amount	Accumulated amortization	Net carrying amount
License Agreement	$1,499,731	$187,466	$1,312,265

	August 31, 2016
	Gross carrying amount	Accumulated amortization	Net carrying amount
License Agreement	$152,731	$—	$152,731

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

10. License Agreement, Net (cont’d)

As of August 31, 2017, amortization expense on the License Agreement for the next seven years was expected to be as follows:

Amount
Year ending:
2018	$187,466
2019	187,466
2020	187,466
2021	187,466
2022	187,466
Thereafter	374,935
Total	$1,312,265

During the year ended August 31, 2017, management identified the following indicators of impairment indicating that the License Agreement’s carrying amount might not be recoverable:

●	The inability to raise sufficient equity financing to implement its strategic plan; and
●	Operating and cash flow losses since inception.

The Company has performed a recoverability test by preparing a five-year proforma projection of the undiscounted future cash flows attributable to the License Agreement. The undiscounted cash flows exceed the carrying value of the License Agreement as at August 31, 2017.

Also see Note 3.

11. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of:

	August 31, 2017	August 31, 2016
Trade payables	$929,855	$751,762
Vendor accruals	145,746	86,228
Accounts payable and accrued liabilities	$1,075,601	$837,990

12. Related Party Transactions

At August 31, 2017, the following amounts were payable to the Company’s related parties:

●	Advances payable to the President totaled $232,000 at August 31, 2017 (2016 - $257,500). These advances are unsecured and bear interest at 3% per annum. Of this amount, $219,500 is due on demand and $12,500 has no repayment terms. Accrued interest payable to the President totaled $25,578 at August 31, 2017 (2016 - $18,578).

●	At August 31, 2017, the Company owed $5,329 (2016 - $10,477) to the President for reimbursable expenses incurred on the Company’s behalf.

●	At August 31, 2017, the Company owed $271,984 ($181,070 and US$72,522) in consulting fees to a company controlled by the President. At August 31, 2016, the Company owed $215,224 ($181,070 and US$26,040).

●	At August 31, 2017, the Company owed $79,102 (US$63,100) in consulting fees to a company controlled by the CEO of the Company. At August 31, 2016, the Company owed $34,154 (US$26,040).

●	At August 31, 2017, the Company owed $259,448 ($181,070 and US$62,522) in consulting fees to a company controlled by a major shareholder of the Company. At August 31, 2016, the Company owed $215,224 ($181,070 and US$26,040). Prior to June 13, 2016, this shareholder was not a related party.

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

12. Related Party Transactions (cont’d)

●	At August 31, 2017, the Company owed $nil (2016 - $12,500) in shareholder advances and $761 (2016 - $761) in accrued interest on these advances to the same major shareholder. Prior to June 13, 2016, this shareholder was not a related party.

●	At August 31, 2017, the Company owed $75,000 (2016 - $75,000) to a company controlled by the Company’s former CFO.

During the year ended August 31, 2017, the Company had the following transactions with related parties:

●	The President of the Company advanced $nil during the year ended August 31, 2017 (2016 - $5,000). Interest expense of $7,000 was accrued on these advances during the year ended August 31, 2017 (2016 - $7,696).

●	Consulting fees paid or accrued as payable to a company controlled by the President of the Company were $163,466 (US$125,000), $136,665 ($102,870 and US$26,040), and $88,400 for the years ended August 31, 2017, 2016 and 2015, respectively.

●	Consulting fees paid or accrued as payable to a company controlled by the CEO of the Company were $163,466 (US$125,000), $67,509 (US$56,040), and $nil for the years ended August 31, 2017, 2016 and 2015 respectively.

●	Consulting fees accrued as payable to a company controlled by a major shareholder of the Company were $163,466 (US$125,000), $136,665 ($102,870 and US$26,040), and $88,400 for the years ended August 31, 2017, 2016 and 2015, respectively. Prior to June 13, 2016, this company was not a related party.

●	Consulting fees accrued as payable to a company controlled by the former CFO of the Company were $nil, $75,000 and $nil for the years ended August 31, 2017, 2016 and 2015 respectively.

All transactions with related parties occurred in the normal course of business and were measured at the exchange amount, which was the amount of consideration agreed upon between management and the related parties.

Also see Notes 3, 13, 14 and 15.

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

13. Advances from Shareholders

Shareholders of the Company advanced $nil to the Company during the year ended August 31, 2017 (2016 - $nil). Advances payable to shareholders totaled $145,000 at August 31, 2017 (2016 - $157,500). These advances are unsecured and bear interest at 3% per annum. Of this amount, $nil (2016 - $12,500) is due on demand and $145,000 (2016 - $145,000) has no repayment terms. Interest expense of $4,351 was accrued on these advances during the year ended August 31, 2017 (2016 - $4,738). Accrued interest payable to shareholders totaled $13,382 at August 31, 2017 (2016 - $9,031).

14. License Assignment Fee Payable

Pursuant to the amendment to the Share Exchange Agreement, the Company will pay an aggregate of US$1,000,000 to ZKC in the form of a one-time assignment fee. The assignment fee payable is repayable in monthly instalments of US$50,000 beginning on October 1, 2016. Upon completion of any equity financing pursuant to which the Company raises gross proceeds of at least US$1,000,000, the outstanding balance is to be repaid in full. At August 31, 2017, the balance of the license assignment fee payable to ZKC was US$545,000 ($683,212). See Note 3.

15. Commitments

On November 16, 2015, the Company entered into a consulting agreement (the “ECC Agreement”) with Edgewater Consulting Corp., a private Ontario corporation (“ECC”). Pursuant to the ECC Agreement, ECC, through its principal, acted in the capacity of CFO of the Company. The ECC Agreement was terminated effective November 10, 2016. A signing bonus of 750,000 exchangeable preferred shares of Subco was issued on August 24, 2016. As at August 31, 2017, ECC is entitled to $75,000 (August 31, 2016 - $75,000) in accrued remuneration.

On December 1, 2015, the Company entered into consulting agreements with 1040614 Ontario Ltd., a private Ontario corporation (the “Old 1040614 Agreement”), and MCM Consulting, an Ontario sole proprietorship (the “Old MCM Agreement”, and together with the Old 1040614 Agreement, the “Old Agreements”). Pursuant to the Old 1040614 Agreement, the company, through its principal, performed various services related to business development, strategic planning and capital-raising for the Company. Pursuant to the Old MCM Agreement, the sole proprietor acted in the capacity of CEO of the Company. On June 13, 2016, the Old 1040614 and MCM Agreements were terminated and replaced by the 1040614 and MCM Agreements (see below). As at August 31, 2017, in addition to previously accrued amounts, 1040614 and MCM are each entitled to $80,770 (August 31, 2016 - $80,770) in accrued remuneration in respect of the Old Agreements.

On February 4, 2016, the Company entered into a consulting agreement (the “Old ZKC Agreement”) with Zoran K Corporation, a private Ontario corporation (“ZKC”). Pursuant to the Old ZKC Agreement, ZKC, through its principal, acted in the capacity of the Company’s exclusive sales, marketing and product development agent. On June 13, 2016, the Old ZKC Agreement was terminated and replaced by the ZKC Agreement (see below). As at August 31, 2017, there is no remuneration payable (August 31, 2016 - $nil) by the Company under the Old ZKC Agreement.

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

On July 17, 2017, the Company renewed its premises lease dated November 11, 2011 for an additional six months from August 1, 2017 to January 31, 2018 for a rental of $700 a month ($4,200 total) plus HST.

On August 31, 2017, the Company entered into a second premises lease for a year beginning on September 1, 2017 for a rental of $21,000 for the year plus HST.

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

16. Stockholders’ Equity

The Company is authorized to issue 500,000,000 (2016 – 300,000,000) shares of common stock at a par value of $US0.001.

On August 25, 2016, the Company completed a reverse split of the Company’s common stock at the ratio of one new share for every two existing shares. All share and per share amounts have been adjusted to reflect this reverse split.

At August 31, 2017, the Company had 56,892,843 shares of common stock legally issued and outstanding (2016 – 56,132,073 shares).

On June 28, 2013, pursuant to the Exchange Agreement, the Company acquired 39,015,439 common shares of TSI in exchange for the issuance of 39,015,439 preferred shares of Subco to the Selling Shareholders on a one-for-one basis. As a result of the Exchange Agreement, TSI became the Company’s majority-owned subsidiary. Each preferred share of Subco is exchangeable into one share of the Company’s common stock at the option of the holder subject to certain restrictions. As at August 31, 2017 and 2016, none of the preferred shares had been exchanged.

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

Common Stock Issuances

During the year ended August 31, 2017, the Company completed the following common stock transactions:

●	On October 31, 2016, the Company closed a concurrent Canadian and US dollar financing as follows:

●	Canadian financing – the Company issued 140,000 units at $0.50 per unit for gross proceeds of $70,000, with each unit consisting of one share of the Company’s common stock and one warrant to purchase one share of common stock exercisable at a price of $0.80 per share until October 31, 2018. $41,314 was allocated to common stock and $28,686 was allocated to share purchase warrants.
●	US financing – the Company issued 220,770 units at US$0.50 per unit for gross proceeds of $146,716 (US$110,385), with each unit consisting of one share of the Company’s common stock and one warrant to purchase one share of common stock exercisable at a price of US$0.80 per share until October 31, 2018. $86,027 was allocated to common stock and $60,689 was allocated to share purchase warrants.

●	On November 2, 2016, the Company closed a US dollar financing pursuant to which the Company issued 400,000 units at US$1.00 per unit for gross proceeds of $524,230 (US$400,000), with each unit consisting of one share of the Company’s common stock and one warrant to purchase one share of common stock exercisable at a price of US$1.40 per share until November 2, 2018. $286,950 was allocated to common stock and $237,280 was allocated to share purchase warrants. The Company paid cash finder’s fees of $19,899 and issued 15,000 finder’s stock purchase warrants exercisable at US$1.40 per warrant share until September 30, 2018, valued at $8,742.

During the year ended August 31, 2016, the Company completed the following common stock transactions:

●	50,000,000 shares of common stock were issued on June 13, 2016 at a par value of US$0.002 ($127,920; US$100,000). See Note 3. Pursuant to a stock restriction agreement entered into on June 13, 2016, these shares cannot be sold or otherwise disposed of until June 30, 2017.

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

16. Stockholders’ Equity (cont’d)

Stock Subscribed

During the year ended August 31, 2017, $838,674 ($8,000 and US$630,000) in stock subscriptions was received pursuant to individual private placements. These subscriptions are for a total of:

●	10,000 shares of common stock of the Company at a price of $0.80 per share pursuant to the exercise of stock purchase warrants.
●	630,000 units of the Company at a price of US$1.00 per unit. Each unit consists of one share of the Company’s common stock and one warrant to purchase one share of common stock exercisable at a price of US$1.40 per share for a period of 24 months from the closing date of the financing.

During the year ended August 31, 2016, $315,366 in stock subscriptions was received pursuant to 12 individual private placements. These subscriptions are for a total of:

●	80,000 units of the Company at a price of $0.50 per unit. Each unit consists of one share of the Company’s common stock and one warrant to purchase one share of common stock exercisable at a price of $0.80 per share for two years.
●	220,770 units of the Company at a price of US$0.50 per unit. Each unit consists of one share of the Company’s common stock and one warrant to purchase one share of common stock exercisable at a price of US$0.80 per share for two years.
●	100,000 units of the Company at a price of US$1.00 per unit. Each unit consists of one share of the Company’s common stock and one warrant to purchase one share of common stock exercisable at a price of US$1.40 per share for two years.

Stock Purchase Warrants

The continuity of Canadian dollar denominated stock purchase warrants for the year ended August 31, 2017 is as follows:

Expiry Date	Price	August 31, 2016	Issued	Exercised*	August 31, 2017
October 31, 2018	$0.80	—	140,000	(10,000)	130,000

*Common stock related to 10,000 Canadian dollar warrants exercised during the year ended August 31, 2017 was issued subsequent to year end on September 7, 2017 and $8,000 received from the exercise is included in stock subscribed at August 31, 2017. See Note 21.

At August 31, 2017, the weighted-average remaining contractual life of Canadian dollar warrants outstanding was 1.17 years (August 31, 2016 - nil).

The continuity of US dollar denominated stock purchase warrants for the year ended August 31, 2017 is as follows:

Expiry Date	Price	August 31, 2016	Issued	August 31, 2017
September 30, 2018 - Finder	US$1.40	—	15,000	15,000
October 31, 2018	US$0.80	—	220,770	220,770
November 2, 2018	US$1.40	—	400,000	400,000
		—	635,770	635,770

At August 31, 2017, the weighted-average remaining contractual life of US dollar warrants outstanding was 1.17 years (August 31, 2016 - nil).

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

16. Stockholders’ Equity (cont’d)

The Company used the Black-Scholes Option Pricing Model to determine the fair values of unit warrants and finder’s warrants issued pursuant to private placements during the year ended August 31, 2017 with the following assumptions:

Expected dividend yield	0.00%
Risk-free interest rate	0.54% - 0.55%
Expected stock price volatility	100.00%
Expected life of warrants	2years

See Note 4.

17. Taxes

Income tax expense differs from the amounts computed by applying the statutory income tax rate to net loss before income taxes as follows:

	Year Ended August 31,
	2017	2016	2015
Net loss before income taxes	$(5,071,687)	$(1,030,293)	$(774,626)
Tax rate	(1)	(1)	(1)
Calculated income tax recovery	(1,391,061)	(273,260)	(205,497)
Adjustment for deductible and non-deductible amounts	1,130,327	48,858	46,994
Unrecognized benefit of non-capital losses	260,734	224,402	158,503
Income tax recovery	$—	$—	$—

(1) Canada – 26.50%; United States – 34%

Deferred Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Significant components of the Company’s deferred tax assets are as follows:

	August 31, 2017	August 31, 2016
Deferred tax assets:
Net operating loss carryforwards	$1,784,000	$1,100,000
Temporary deductible differences (net)	834,000	(246,000)
Permanent difference	—	249,000
	2,618,000	1,103,000
Valuation allowance	(2,618,000)	(1,103,000)
Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. A valuation allowance was established based upon management’s inability to determine whether sufficient future profits will be generated.

The Company has approximately $6,579,000 of United States and Canadian net operating loss carryforwards expiring from 2024 to 2037.

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

18. Risks and Uncertainties

The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect its future operating results and cause actual results to vary materially from expectations include, but are not limited to: current economic conditions; uncertainty in the potential markets for its Home Mist Tanning units; the design, production and marketing of NRFTS; increasing competition; and dependence on its existing management and key personnel.

19. Accounting Pronouncements

During the year ended August 31, 2017, the Financial Accounting Standards Board (“FASB”) issued the following Accounting Standard Updates (“ASUs”) that may be of relevance to the Company. The Company is currently assessing the impact that the adoption of these ASUs will have on its financial statements and related disclosures.

●	October 2016 – ASU No. 2016-17, “Consolidation (Topic 810)” amends consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (“VIE”) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted.

●	February 2017 – ASU No. 2017-05, “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20)” clarifies the scope of asset derecognition guidance and accounting for the partial sale of non-financial assets, as well as provides guidance for recognizing gains and losses from the transfer of non-financial assets in contracts with non-customers. The amendments in this ASU are effective for reporting periods beginning after December 15, 2017, with early adoption permitted.

20. Contingent Liability

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

21. Subsequent Events

On September 7, 2017, the Company closed a US dollar financing pursuant to which the Company issued 630,000 units at US$1.00 per unit for gross proceeds of $830,674 (US$630,000). Each unit consists of one share of the Company’s common stock and one warrant to purchase one share of common stock exercisable at a price of US$1.40 per share until September 7, 2019. The Company paid US$5,000 cash and issued 5,000 finder’s warrants exercisable at US$1.40 per warrant share until July 17, 2019 as finder’s fees.

On September 21, 2017, the Company issued 10,000 shares of common stock at $0.80 per share for gross proceeds of $8,000 pursuant to the exercise of warrants during the year ended August 31, 2017.

On September 26, 2017, the Company, Notox and the Clinic entered into the second amendment to the License Agreement effective July 1, 2016. See Note 3.

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

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting as of August 31, 2017 using the criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

In its assessment of the effectiveness of our internal control over financial reporting as of August 31, 2017, management determined that there were deficiencies that constitute, both individually and in the aggregate, a material weakness. These deficiencies include the fact that we have no audit committee, traditionally have had no independent directors, and do not have a system in place to review and monitor internal control over financial reporting.

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

Item 9B. Other Information

On September 26, 2017, we entered into a second amendment to the License Agreement with Notox and the Clinic, effective July 1, 2016. See to the “Business” section of this Report for a description of the material terms of the amendment.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, the names, ages and positions of our executive officers and directors are as follows:

Name	Age	Position
John Marmora	64	President, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director
Zoran Konević	58	Chief Executive Officer, Director

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

Zoran Konević – Chief Executive Officer, Director

Mr. Konević was appointed as our Chief Executive Officer and director on June 13, 2016. He is an independent consultant who, through his various holding companies, has been investing in early stage businesses in a variety of industries for over 30 years. Those industries range from manufacturing and technology to licensing and bioscience. In addition to providing capital, Mr. Konević’s participation has included creating strategic marketing themes, securing distribution channels and using international relations to benefit the subject entities.

Neither Mr. Marmora nor Mr. Konević has been a director of any company with a class of securities registered pursuant to section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or subject to the requirements of section 15(d) of the Exchange Act, or any company registered as an investment company under the Investment Company Act of 1940, during the past five years.

Corporate Governance

Our business and affairs are managed under the direction of our Board of Directors, which currently consists of Mr. Marmora and Mr. Konević.

Term of Office

Our directors are elected to serve until our next annual meeting of stockholders and until their successors have been elected and qualified. Our officers are appointed to serve until the meeting of our Board of Directors following the next annual meeting of our stockholders and until their successors have been elected and qualified.

Board Committees

We do not have an audit, nominating or compensation committee. We intend, however, to establish an audit committee and a compensation committee of our Board of Directors in the future. We envision that the audit committee will be primarily responsible for reviewing the services performed by our auditors and evaluating our accounting policies and our system of internal controls. The compensation committee will be primarily responsible for reviewing and approving our salary and benefits policies (including stock options) and other compensation of our executive officers.

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

Management Agreements

On November 16, 2015, we entered into a consulting agreement with a corporation controlled by Azmatali Mehrali, our former Chief Financial Officer and Principal Accounting Officer, pursuant to which, among other things, we agreed to cause Subco to issue an aggregate of 1,500,000 exchangeable preferred shares to Mr. Mehrali’s corporation over two years, all of which could be rescinded in certain limited circumstances. In addition, the consulting agreement provided that we would pay Mr. Mehrali’s corporation fees of $100,000 per year plus applicable taxes upon raising an aggregate of $500,000 in gross proceeds from the sale of debt or equity securities, and grant that corporation a bonus tied to our earnings per share results in any fiscal year during the term of the agreement. On August 24, 2016, we caused Subco to issue 750,000 of the foregoing exchangeable preferred shares to Mr. Mehrali’s corporation and as at August 31, 2017, we owed to $75,000 in accrued remuneration to the corporation. Effective November 10, 2016, this agreement was terminated.

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

On February 4, 2016, we entered into a consulting agreement with Zoran K Corporation, a private Ontario corporation (“ZKC”). Pursuant to that agreement, ZKC, through its principal, Zoran Konević, acted as our exclusive sales, marketing and product development agent. On June 13, 2016, the agreement was terminated and replaced by a new consulting agreement.

On June 13, 2016, we entered into new consulting agreements with 1040614 (the “1040614 Agreement”), MCM (the “MCM Agreement”) and ZKC (the “ZKC Agreement”). Pursuant to the 1040614 Agreement, 1040614, through its principal, performs general consulting services on our behalf; pursuant to the MCM Agreement, MCM, through Mr. Marmora, acts as our President; and pursuant to the ZKC Agreement, ZKC, through Mr. Konević, acts as our Chief Executive Officer. Each consulting agreement is for a period of 10 years, with successive automatic renewal periods of two years until terminated. Pursuant to these consulting agreements, each consultant is entitled to receive the following compensation:

●	Remuneration – an aggregate of US$125,000 per annum plus applicable taxes on a bi-monthly basis;
●	EPS Bonus – when we generate earnings per share of US$0.05, plus any multiple thereof, we are required issue the consultant 1,000,000 shares of our common stock and pay the consultant US$250,000 plus applicable taxes;
●	Change of Control Bonus – immediately prior to the completion of a change of control (as defined in these consulting agreements) we are required to issue the consultant an aggregate of 20,000,000 shares of our common stock; and
●	Additional Bonus – we may from time to time pay the consultant one or more bonuses as determined by our Board of Directors at its sole discretion.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Exchange Act requires a company’s directors and officers, and persons who own more than 10% of any class of a company’s equity securities which are registered under Section 12 of the Exchange Act, to file with the SEC reports of ownership on Form 3 and reports of changes in ownership on Forms 4 and 5. Such officers, directors and 10% stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by us and on written representations from certain reporting persons as August 31, 2017, we do not believe that all Section 16(a) reports applicable to our officers, directors and 10% stockholders with respect to our fiscal year ended August 31, 2017 have been filed.

Item 11. Executive Compensation

Summary Compensation Table

The following sets forth information with respect to the compensation awarded or paid to John Marmora, our President, Chief Financial Officer, Secretary, Treasurer and director; Zoran Konević, our Chief Executive Officer and director; and Azmatali Mehrali, our former Chief Financial Officer and Principal Accounting Officer; for all services rendered in all capacities to us and our subsidiaries over the past two fiscal years. We do not have any other executive officers and no other individual received total compensation from us in excess of US$100,000 during those years. Pursuant to Item 402(a)(5) of Regulation S-K we have omitted certain columns from the table since there was no compensation awarded to, earned by or paid to these individuals required to be reported in such columns in either year.

Name and Principal Position	Year Ended August 31	Salary ($)		Total ($)
John Marmora, President (1)	2017	163,466		163,466
	2016	136,665		136,665
Zoran Konević, Chief Executive Officer (2)	2017	163,466		163,466
	2016	67,509	(3)	67,509
Azmatali Mehrali, Former Chief Financial Officer (4)	2017	Nil		Nil
	2016	75,000	(5)	75,000

(1)	John Marmora was appointed as our President, Chief Executive Officer, Secretary, Treasurer and director on the Closing Date, has served as the President, Secretary, Treasurer and sole director of Tropic Spa since the company’s inception on September 17, 2007, and was our Chief Financial Officer and Principal Accounting Officer from the Closing Date until November 16, 2015. On November 10, 2016, Mr. Marmora was reappointed as our Chief Financial Officer and Principal Accounting Officer.

(2)	Zoran Konević was appointed as our Chief Executive Officer and director on June 13, 2016.

(3)	Represents consulting fees paid or accrued to Zoran K Corporation, a corporation controlled by Mr. Konević, and includes amounts paid or accrued by us prior to Mr. Konević’s appointment as our Chief Executive Officer and director.

(4)	Azmatali Mehrali was our Chief Financial Officer and Principal Accounting Officer from November 16, 2015 until November 10, 2016.

(5)	Represents consulting fees paid or accrued to Edgewater Consulting Corp., a corporation controlled by Mr. Mehrali.

Outstanding Equity Awards at Fiscal Year-End

As of August 31, 2017, we did not have any outstanding equity awards.

Benefit Plans

We do not have any pension plan, profit sharing plan or similar plan for the benefit of our officers, directors or employees. However, we may establish such plans in the future.

Director Compensation

We have not compensated any of our directors for their service on the Board of Directors. Management directors are not compensated for their service as directors; however they may receive compensation for their services as employees or consultants. The compensation received by our management directors is shown in the “Summary Compensation Table” above.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (1)	Total Voting Power (2)
Common Stock	John Marmora (3) 1057 Parkinson Road, Unit #9 Woodstock, Ontario, Canada N4S 7W3	16,046,689	(4)	21.8	14.8
Common Stock	Zoran Konević (5) 123 Commerce Valley Drive East, Suite 333 Thornhill, Ontario, Canada L3T 7W8	30,000,000		52.1	27.8
All Officers and Directors as a Group		46,046,689		73.9	42.6
Special Voting Shares (6)	John Marmora (3) 1057 Parkinson Road, Unit #9 Woodstock, Ontario, Canada N4S 7W3	1		100	-
All Officers and Directors as a Group		1		100	-
Common Stock	Gerry Racicot PO Box 1041, 345691 Quaker Street Norwich, Ontario, Canada N0J 1P0	20,000,000		34.8	18.5
Common Stock	Azmatali Mehrali (7) 1057 Parkinson Road, Unit #9 Woodstock, Ontario, Canada N4S 7W3	750,000	(4)	1.3	(8)

(1)	Based on 57,532,843 shares of our common stock issued and outstanding as of the date hereof as well as the exchange of all preferred shares of Subco owned by the applicable holder into shares of our common stock. For clarity, the percentage ownership does not reflect the exchange of preferred shares of Subco into shares of our common stock by any person other than the applicable holder.

(2)	Based on the exchange of all 50,601,750 issued and outstanding preferred shares of Subco for shares of our common stock.

(3)	John Marmora is our President, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and director, is the Trustee under the Trust Agreement, and is the only person who possesses the right to exchange preferred shares of Subco for shares of our common stock within 60 days, since any such exchange can only be completed with the written consent of Subco.

(4)	Includes only shares of our common stock issuable upon the exchange of preferred shares of Subco. Pursuant to the Exchangeable Share Provisions, the applicable holder may not exercise investment power over either the shares of our common stock or the preferred shares of Subco until a redemption has occurred, but may exercise voting power over the shares of our common stock through the operation of the Trust Agreement.

(5)	Zoran Konević is our Chief Executive Officer and director.

(6)	The Special Voting Share confers on the Trustee the number of votes equal to the number of outstanding preferred shares of Subco, other than such shares held by us or our affiliates, on all matters on which the holders of shares of our common stock are entitled to vote.

(7)	Azmatali Mehrali was dismissed as our Chief Financial Officer and Principal Accounting Officer on November 10, 2016.

(8)	Less than 1%.

Trust Agreement

As described in the “Business” section of this Report, the Trust Agreement provides and establishes a procedure whereby the voting rights attached to shares of our common stock are exercisable by the registered holders (the “Beneficiaries”) of the preferred shares of Subco (the “Exchangeable Shares”), other than those Exchangeable Shares held by us or our affiliates, through the trustee, John Marmora, who is also one of our principal executive officers and directors (the “Trustee”). The Trustee’s address is included in the table above, and he holds legal title to a special voting share (the “Special Voting Share”) to which voting rights are attached for the benefit of the Beneficiaries.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following includes a summary of transactions since September 1, 2014, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds US$120,000 and in which any related person had or will have a direct or indirect material interest. We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

●	During the year ended August 31, 2017, John Marmora, our President, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and director, advanced us $nil (2016 - $5,000). At August 31, 2017, advances payable to Mr. Marmora totaled $232,000 (2016 - $257,500). These advances are unsecured and bear interest at 3% per annum. Of this amount, $219,500 is due on demand and $12,500 has no repayment terms. During the year ended August 31, 2017, interest expense of $7,000 (2016 - $7,696) was accrued on these advances. Accrued interest payable to Mr. Marmora totaled $25,578 at August 31, 2017 (2016 - $18,578).

●	For the years ended August 31, 2017, 2016 and 2015, consulting fees paid or accrued as payable to MCM Consulting, a sole proprietorship controlled by Mr. Marmora (MCM”) were $163,466 (US$125,000), $136,665 ($102,870 and US$26,040) and $88,400, respectively.

●	For the years ended August 31, 2017, 2016 and 2015, consulting fees paid or accrued as payable to Zoran K Corporation, a company controlled by Zoran Konević, our Chief Executive Officer and director (“ZKC”) were $163,466 (US$125,000), $67,509 (US$56,040) and $nil, respectively.

●	For the years ended August 31, 2017, 2016 and 2015, consulting fees accrued as payable to a company controlled by a major shareholder were $163,466 (US$125,000), $136,665 ($102,870 and US$26,040) and $88,400, respectively. Prior to June 13, 2016, this company was not a related party.

●	For the years ended August 31, 2017, 2016 and 2015, consulting fees accrued as payable to Edgewater Consulting Corp., a company controlled by Azmatali Mehrali, our former Chief Financial Officer and Principal Accounting Officer (“Edgewater”), were $nil, $75,000 and $nil, respectively.

●	At August 31, 2017, we owed $262,907 (2016 - $286,555 ) to Mr. Marmora, including the above accrued interest, and $5,329 (2016 - $10,477) for reimbursable expenses incurred on our behalf.

●	At August 31, 2017, we owed $271,984 ($181,070 and US$72,522) (2016 - $215,224 ($181,070 and US$26,040)) in consulting fees to MCM.

●	At August 31, 2017, we owed $79,102 (US$63,100) (2016 - $34,154 (US$26,040)) in consulting fees to ZKC.

●	At August 31, 2017, we owed $259,448 ($181,070 and US$62,522) (2016 - $215,224 ($181,070 and US$26,040)) in consulting fees to a company controlled by a major shareholder. Prior to June 13, 2016, this company was not a related party. At August 31, 2017, we also owed $nil (2016 - $12,500) in shareholder advances and $761 (2016 - $761) in accrued interest on these advances to the same major shareholder.

●	At August 31, 2017, we owed $75,000 (2016 - $75,000) in consulting fees to Edgewater.

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

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table sets forth the fees for professional audit services and the fees billed for other services rendered by our auditors, DeVisser Gray LLP, in connection with the audit of our financial statements for the years ended August 31, 2017 and 2016, respectively, as well as reviews of our interim financial statements, services provided in connection with our statutory and regulatory filings or engagements, and any other fees billed for services rendered by our auditors during these periods.

	Year Ended August 31, 2017 ($)	Year Ended August 31, 2016 ($)
Audit fees	45,909	23,050
Audit-related fees	-	-
Tax fees	2,700	-
All other fees	-	1,000
Total	48,609	24,050

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

Policy on Pre-Approval

Our Board of Directors pre-approve all services provided by our auditors. All of the above services and fees were reviewed and approved by the Board either before or after the respective services were rendered.

PART IV

Item 15. Exhibits

The following documents are filed as a part of this Report.

Exhibit Number	Exhibit Description

3(i).1	Articles of Incorporation filed with the Nevada Secretary of State on October 29, 2007 (1)

3(i).2	Certificate of Amendment filed with the Nevada Secretary of State on August 24, 2010 (1)

3(i).3	Certificate of Amendment filed with the Nevada Secretary of State on April 17, 2013 (2)

3(i).4	Articles of Merger filed with the Nevada Secretary of State on December 6, 2013 (3)

3(ii).1	By-Laws (1)

10.1	Share Exchange Agreement dated June 28, 2013 with 1894632 Ontario Inc., Tropic Spa Inc. and the shareholders of Tropic Spa Inc. (4)

10.2	Amendment to Share Exchange Agreement dated February 17, 2015 with 1894632 Ontario Inc., Tropic Spa Inc. and the shareholders of Tropic Spa Inc. (5)

10.3	Share Exchange Agreement dated June 6, 2016 with Notox Bioscience and the shareholders of Notox Bioscience Inc. (6)

10.4	Amendment to Share Exchange Agreement dated November 23, 2016 with Notox Bioscience Inc. and the shareholders of Notox Bioscience Inc. (7)

21	1894631 Ontario Inc. (Ontario, Canada), 1894632 Ontario Inc. (Ontario, Canada), Notox Bioscience Inc. (Nevada), Tropic Spa Inc. (Ontario, Canada)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

(1)	Incorporated by reference from our registration statement on Form 10, filed with the SEC on October 15, 2010.

(2)	Incorporated by reference from our quarterly report on Form 10-Q, filed with the SEC on June 20, 2013.

(3)	Incorporated by reference from our annual report on Form 10-K, filed with the SEC on December 9, 2013.

(4)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on July 3, 2013.

(5)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on February 19, 2015.

(6)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on June 13, 2016.

(7)	Incorporated by reference from our quarterly report on Form 10-Q, filed with the SEC on January 19, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 14, 2017	TROPIC INTERNATIONAL INC.

	By:	/s/ John Marmora
John Marmora
President, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John Marmora	President, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director	December 14, 2017
John Marmora

/s/ Zoran Konević	Chief Executive Officer, Director	December 14, 2017
Zoran Konević

