Form 10-Q
period 2017-11-30
TROPIC INTERNATIONAL INC.
filed 2018-01-22
CIK 844538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

or

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

As of January 19, 2018, the registrant’s outstanding common stock consisted of 57,532,843 shares.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Tropic International Inc.

Consolidated Financial Statements
For the Three Months Ended November 30, 2017

(Expressed in Canadian dollars)

(unaudited)

3

TROPIC INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	November 30, 2017	August 31, 2017
ASSETS
Current assets:
Cash	$44,149	$63,144
Amounts receivable	97,645	84,290
Inventory (Note 9)	1	1
Prepaid expenses	17,641	28,624
Total current assets	159,436	176,059
Equipment, net (Note 8)	32,487	34,197
Patents, net (Note 9)	4	4
License agreement, net (Notes 3 and 10)	1,265,398	1,312,265
Total assets	$1,457,325	$1,522,525

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable and accrued liabilities (Notes 11 and 12)	$1,233,435	$1,075,601
Advances from related parties/shareholders (Notes 12 and 13)	418,780	415,960
License assignment fee payable (Notes 3 and 14)	702,396	683,212
Stock purchase warrants (Notes 4 and 16)	612,525	297,378
Stock subscribed (Note 16)	—	838,674
Total current liabilities	2,967,136	3,310,825
Due to the Clinic (Note 3)	203,319	197,765
	3,170,455	3,508,590

Stockholders’ deficiency (Note 16):
Common stock	1,018,256	526,182
Additional paid-in capital	8,458,365	8,460,414
Deficit	(11,189,751)	(10,972,661)
Total stockholders’ deficiency	(1,713,130)	(1,986,065)
Total liabilities and stockholders’ deficiency	$1,457,325	$1,522,525

Contingent liability (Note 19)

See accompanying notes to the consolidated financial statements.

TROPIC INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	For the Three Month Ended November 30,
	2017	2016

Revenue:
Sales	$—	$—

Production costs:
Amortization – license agreement (Note 10)	46,867	—
Amortization – patent (Note 9)	—	93,773
Consulting fees – production	570	7,800
Depreciation (Note 8)	1,710	2,137
Materials and supplies	—	62
Total production costs	49,147	103,772
Gross loss	(49,147)	(103,772)

General and administration:
Consulting fees – management (Note 12)	117,690	125,344
Interest on advances from related parties/shareholders (Notes 12 and 13)	2,820	2,860
Loss (gain) on foreign exchange	36,547	(5,630)
Marketing	247	581
Office and miscellaneous	2,480	6,926
Professional fees	16,396	10,930
Rent	5,700	3,300
Travel and entertainment	1,245	3,153
Trust and filing fees	6,139	3,898
Total general and administration	189,264	151,362
Loss before other items and income taxes	(238,411)	(255,134)
Other items:
Writedown of amounts receivable	(5,746)
Gain on revaluation of stock purchase warrants	27,067	—
Loss before income taxes	(217,090)	(255,134)
Income taxes	—	—
Net loss and comprehensive loss	$(217,090)	$(255,134)

Net loss per share – basic and diluted (Note 5)	$(0.00)	$(0.00)

Weighted-average number of shares outstanding	57,482,074	56,374,085

See accompanying notes to the consolidated financial statements.

TROPIC INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	For the Three Months Ended November 30,
	2017	2016

Cash Flows Used In Operating Activities
Net loss	$(217,090)	$(255,134)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization – license agreement	46,867	—
Amortization – patent	—	93,773
Depreciation	1,710	2,137
Unrealized foreign exchange on license assignment fee payable	19,184	(3,690)
Unrealized foreign exchange on due to the Clinic	5,554	—
Writedown of amounts receivable	5,746
Gain on revaluation of stock purchase warrants	(27,067)	—
Changes in assets and liabilities:
Amounts receivable	(19,101)	(4,130)
Prepaid expenses	10,983	(13,266)
Accounts payable and accrued liabilities	157,834	21,195
Interest accrued on advances from related parties/shareholders	2,820	2,860
Net cash used in operating activities	(12,560)	(156,255)

Cash Flows Used In Investing Activities
Patent costs	—	(2,089)
License agreement	—	(134,700)
Net cash used in investing activities	—	(136,789)

Cash Flows Provided By (Used In) Financing Activities
Proceeds from issuance of common stock	—	395,580
Stock issue costs	(6,435)	(19,899)
Repayment of advances from related parties/shareholders	—	(38,000)
Net cash provided by (used in) financing activities	(6,435)	337,681

Increase (decrease) in cash during the period	(18,995)	44,637
Cash, beginning of period	63,144	144,718
Cash, end of period	$44,149	$189,355

Supplementary Information:

On November 2, 2016, the Company issued 15,000 finder’s stock purchase warrants valued at $8,742. See Note 16.

On November 23, 2016, the Company incurred a license assignment fee payable in the amount of $1,347,000 (US$1,000,000) relating to the acquisition of the License Agreement from ZHC. See Note 3.

The gross proceeds of $838,674 relating to the stock issued on September 7, 2017 and September 21, 2017 were reported as stock subscribed at August 31, 2017. See Note 16.

On September 7, 2017, the Company issued 5,000 finder’s stock purchase warrants valued at $2,581. See Note 16.

See accompanying notes to the consolidated financial statements.

TROPIC INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	Common Stock			Additional		Total stockholders’
	* Common Stock	Amount	Stock subscribed	paid-in capital	Deficit	equity (deficiency)
Balance at August 31, 2015	6,132,073	$12,612	$30,000	$8,431,728	$(4,870,681)	$3,603,659
Stock subscribed	—	—	315,366	—	—	315,366
Stock issued for asset acquisition (Notes 3 and 16)	50,000,000	127,920	—	—	—	127,920
Net loss	—	—	—	—	(1,030,293)	(1,030,293)
Balance at August 31, 2016	56,132,073	140,532	345,366	8,431,728	(5,900,974)	3,016,652
Stock issued for cash	760,770	414,291	(345,366)	28,686	—	97,611
Stock issue costs – cash	—	(19,899)	—	—	—	(19,899)
Stock issue costs – finder’s warrants	—	(8,742)	—	—	—	(8,742)
Net loss	—	—	—	—	(5,071,687)	(5,071,687)
Balance at August 31, 2017	56,892,843	526,182	—	8,460,414	(10,972,661)	(1,986,065)
Stock issued for cash	630,000	491,041	—	—	—	491,041
Stock issue costs - cash	—	(6,435)	—	—	—	(6,435)
Stock issue costs – finder’s warrants	—	(2,581)	—	—	—	(2,581)
Warrants exercised	10,000	10,049	—	(2,049)	—	8,000
Net loss	—	—	—	—	(217,090)	(217,090)
Balance at November 30, 2017	57,532,843	$1,018,256	$—	$8,458,365	$(11,189,751)	$(1,713,130)

* The above presentation reflects a 1:2 reverse split of the Company’s common stock on August 25, 2016. See Note 16.

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

The accompanying consolidated financial statements include the results of operations of the Company, TSI and Notox for the three months ended November 30, 2017. The comparative amounts are the results of operations of the Company, TSI and Notox for the three months ended November 30, 2016.

On November 19, 2007, TSI obtained the rights to the Home Mist Tanning system and the application for and acquisition of a United States Patent “Apparatus for Spray Application of a Sunless Tanning Product” (the “US Patent”). As of March 11, 2013, the total value assigned to the carrying value of the US Patent was $6,342,279.

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

As reflected in the accompanying consolidated financial statements, the Company has a deficit of $11,189,751 (August 31, 2017 - $10,972,661) since inception, a working capital deficiency of $2,807,700 (August 31, 2017 - $3,134,766) and a stockholders’ deficiency of $1,713,130 (August 31, 2017 - stockholders’ equity of $1,986,065). This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to raise additional capital and to implement its business plan. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company’s operating expenses are estimated to be approximately $100,000 per year. As at November 30, 2017, the Company’s current cash liabilities total approximately $2,354,000 (August 31, 2017 - $2,175,000). Of this amount, approximately $1,887,000 – accounts payable and accrued liabilities ($926,000), advances from related parties/shareholders ($259,000) and license assignment fee payable ($702,000) – is payable to related parties and/or major shareholders who have not and will not require payment until such time as sufficient cash flow is available. Of the remaining $467,000, $46,000 was repaid subsequent to the end of the period and $120,000 is payable to an organization that is willing to continue to defer payment. To the extent the remaining $301,000 cannot be deferred and sufficient equity financing has not been raised to make the payment required, management will advance funds to the Company, if appropriate.

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

Within 30 days following Notox’s receipt of the first regulatory approval, Notox is required to reimburse the Clinic for current patenting costs. All patenting costs, patent office fees and outside patent counsel costs will, at the Clinic’s option, either be paid directly by Notox or by the Clinic with the Clinic invoicing Notox, provided that Notox has no obligation to pay or reimburse the Clinic until after first regulatory approval has been obtained. Upon termination or expiration of the License Agreement, all accrued and unreimbursed patenting costs become immediately due and payable to the Clinic. As of November 30, 2017, all accrued and unreimbursed patenting costs totalled US$157,758 ($203,319) (August 31, 2017 - US$157,758 ($197,765)).

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

Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain significant accounting policies. There have been no material changes to the Company’s significant accounting policies that are disclosed in the consolidated financial statements and notes thereto during the period ended November 30, 2017.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

4. Summary of Significant Accounting Policies (cont’d)

Intangible Assets

Patents

The US Patent is recorded at the value attributed to the shares issued by TSI in connection with its acquisition less accumulated amortization and impairment writedowns. The US Patent was issued on September 29, 2009 and is effective until September 29, 2026. The Australian, Canadian and Chinese Patents are recorded at the application costs incurred less accumulated amortization and impairment writedowns. The Australian Patent was issued on October 16, 2014 and is effective until April 5, 2027. The Canadian Patent was issued on June 21, 2016 and is effective until April 5, 2027. The Chinese Patent was issued on December 28, 2016 and is effective until February 1, 2033. Upon expiration, the patents can be extended subject to certain changes required to secure the extension. Although the effects of obsolescence, demand, competition and other economic factors (such as stability of the industry, technological advances and legislative action that results in an uncertain or changing regulatory environment) can have an adverse effect on the industry and the Company’s product, management is not currently aware of any known adverse factors that will affect the Company in the future.

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

Amortization and Impairment

Definite-lived intangible assets are required to be amortized using a method that reflects the pattern in which the economic benefits of the intangible assets are consumed or utilized. At this time, management is not able to determine with any amount of certainty the number of Home Mist Tanning units that will be sold over the useful lives of the patents. Accordingly, the patents were being amortized on a straight-line basis over the period of their useful lives. The License Agreement is being amortized over eight years based on management’s best estimate of the time required to develop the four verticals as explained above.

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

5. Loss Per Share

The following table sets forth the computation of loss per share:

	For the Three Months Ended November 30,
	2017	2016
Net loss per share:
Net loss	$(217,090)	$(255,134)
Weighted-average shares outstanding:
Common stock	57,532,843	56,892,843
Number of shares used in per share computations	57,482,074	56,374,085
Loss per share	$(0.00)	$(0.00)

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

7. Design and Production - NRFTS

On February 20, 2017, the Company entered into the Notox Radio Frequency Treatment System (“NRFTS”) Proposal (the “Proposal”) with RBC Medical Innovations (“RBC”) to develop technology licensed by Notox. The NRFTS is comprised of two distinct components – the disposable probe and the radio frequency generator (“RFG”) console. Pursuant to the Proposal, RBC will execute design and production of the NRFTS and is responsible for overall program management, system integration and development and manufacturing transfer of the RFG console. The project is to be completed in three

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

7. Design and Production – NRFTS (cont’d)

stages on a fixed-fee basis at an estimated cost of US$1,748,000. The NRFTS planning stage proposes three milestones payments – project stage initiation (US$55,600), completion of product requirements and documentation (US$55,600) and all stage deliverables and completion (US$55,800). During the year ended August 31, 2017, the Company paid the US$55,600 ($73,453) project stage initiation milestone payment and as at November 30, 2017, an accrual for US$55,600 ($71,657) (August 31, 2017 - US$55,600 ($69,700)) has been made for the second milestone payment.

8. Equipment, Net

Equipment, at cost, consisted of:

	November 30, 2017	August 31, 2017
Mould equipment	$155,300	$155,300
Website	28,875	28,875
Equipment at cost	184,175	184,175
Accumulated depreciation	(151,688)	(149,978)
Equipment, net	$32,487	$34,197

Depreciation was $1,710 and $2,137 for the three month periods ended November 30, 2017 and 2016, respectively.

9. Patents, Net

The following tables provide information regarding the patents:

	November 30, 2017
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

Also see Note 1.

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

In connection with the writedown of the patents, the fact that there have been minimal sales to date and no comparable products on the market to use as a point of reference, management is not able to determine whether inventory is stated at the lower of cost or market. Accordingly, inventory was written down to a nominal amount of $1 at August 31, 2017.

10. License Agreement, Net

	November 30, 2017
	Gross carrying amount	Accumulated amortization	Net carrying amount
License Agreement	$1,499,731	$234,333	$1,265,398

	August 31, 2017
	Gross carrying amount	Accumulated amortization	Net carrying amount
License Agreement	$1,499,731	$187,466	$1,312,265

As of November 30, 2017, amortization expense on the License Agreement for the next seven years was expected to be as follows:

Amount
Year ending:
2018	$140,599
2019	187,466
2020	187,466
2021	187,466
2022	187,466
Thereafter	374,935
Total	$1,265,398

During the period ended November 30, 2017, management identified the following indicators of impairment indicating that the License Agreement’s carrying amount might not be recoverable:

●	The inability to raise sufficient equity financing to implement its strategic plan; and
●	Operating and cash flow losses since inception.

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

10. License Agreement, Net (cont’d)

The Company has performed a recoverability test by preparing a five-year proforma projection of the undiscounted future cash flows attributable to the License Agreement. The undiscounted cash flows exceed the carrying value of the License Agreement as at November 30, 2017.

Also see Note 3.

11. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of:

	November 30, 2017	August 31, 2017
Trade payables	$1,081,848	$929,855
Vendor accruals	151,587	145,746
Accounts payable and accrued liabilities	$1,233,435	$1,075,601

12. Related Party Transactions

At November 30, 2017, the following amounts were payable to the Company’s related parties:

●	Advances payable to the President of the Company totaled $232,000 at November 30, 2017 (2016 - $232,000) and $232,000 at August 31, 2017 (2016 - $257,500). These advances are unsecured and bear interest at 3% per annum. Of this amount, $219,500 is due on demand and $12,500 has no repayment terms. Accrued interest payable to the President totaled $27,313 at November 30, 2017 (2016 - $20,353) and $25,578 at August 31, 2017 (2016 - $18,578).

●	At November 30, 2017, the Company owed $6,176 (2016 - $7,004) to the President for reimbursable expenses incurred on the Company’s behalf. At August 31, 2017, the Company owed $5,329 (2016 - $10,477).

●	At November 30, 2017, the Company owed $314,812 ($181,070 and US$103,772) (November 30, 2016 - $247,933 ($181,070 and US$49,790)) in consulting fees to a company controlled by the President of the Company. At August 31, 2017, the Company owed $271,984 ($181,070 and US$72,522) (2016 - $215,224 ($181,070 and US$26,040)).

●	At November 30, 2017, the Company owed $121,598 (US$94,350) (2016 - $54,210 (US$40,368)) in consulting fees to a company controlled by the CEO of the Company. At August 31, 2017, the Company owed $79,102 (US$63,100) (2016 - $34,154 (US$26,040)).

●	At November 30, 2017, the Company owed $301,924 ($181,070 and US$93,772) (2016 - $234,504 ($181,070 and US$39,790)) in consulting fees and $259 in reimbursable expenses (2016 - $nil) to a company controlled by a major shareholder of the Company. At August 31, 2017, the Company owed $259,448 ($181,070 and US$62,522) (2016 - $215,224 ($181,070 and US$26,040)) in consulting fees and $nil (2016 - $nil) in reimbursable expenses.

●	At November 30, 2017, the Company owed $nil (2016 - $12,500) in shareholder advances and $761 (2016 - $761) in accrued interest on these advances to the same major shareholder. At August 31, 2017, the Company owed $nil (2016 - $12,500) in shareholder advances and $761 (2016 - $761) in accrued interest on these advances.

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

12. Related Party Transactions (cont’d)

●	At November 30, 2017, the Company owed $75,000 (2016 - $75,000) to a company controlled by the Company’s former CFO. At August 31, 2017, the Company owed $75,000 (2016 - $75,000).

During the three months ended November 30, 2017, the Company had the following transactions with related parties:

●	The President of the Company advanced $nil during the three months ended November 30, 2017 (2016 - $nil), and $nil to the Company during the year ended August 31, 2017 (2016 - $5,000). Interest expense of $1,735 was accrued on these advances during the three months ended November 30, 2017 (2016 - $1,775) and $7,000 during the year ended August 31, 2017 (2016 - $7,696).

●	Consulting fees paid or accrued as payable to a company controlled by the President of the Company were $39,230 (US$31,250) and $41,456 (US$31,250) for the three months ended November 30, 2017 and 2016, respectively.

●	Consulting fees paid or accrued as payable to a company controlled by the CEO of the Company were $39,230 (US$31,250) and $41,456 (US$31,250) for the three months ended November 30, 2017 and 2016, respectively.

●	Consulting fees accrued as payable to a company controlled by a major shareholder of the Company were $39,230 (US$31,250) and $41,456 (US$31,250) for the three months ended November 30, 2017 and 2016, respectively.

All transactions with related parties occurred in the normal course of business and were measured at the exchange amount, which was the amount of consideration agreed upon between management and the related parties.

Also see Notes 3, 13, 14 and 15.

13. Advances from Shareholders

Shareholders of the Company advanced $nil to the Company during the three months ended November 30, 2017 (2016 - $nil) and $nil during the year ended August 31, 2017 (2016 - $nil). Advances payable to shareholders totaled $145,000 at November 30, 2017 (2016 - $145,000) and $145,000 at August 31, 2017 (2016 - $157,500). These advances are unsecured and bear interest at 3% per annum. There are no repayment terms. Interest expense of $1,085 was accrued on these advances during the three months ended November 30, 2017 (2016 - $1,085) and $4,351 during the year ended August 31, 2017 (2016 - $4,738). Accrued interest payable to shareholders totaled $14,467 at November 30, 2017 (2016 - $10,116), and $13,382 at August 31, 2017 (2016 - $9,031).

14. License Assignment Fee Payable

Pursuant to the amendment to the Share Exchange Agreement, the Company will pay an aggregate of US$1,000,000 to ZKC in the form of a one-time assignment fee. The assignment fee payable is repayable in monthly instalments of US$50,000 beginning on October 1, 2016. Upon completion of any equity financing pursuant to which the Company raises gross proceeds of at least US$1,000,000, the outstanding balance is to be repaid in full. At November 30, 2017, the balance of the license assignment fee payable to ZKC was US$545,000 ($702,396) (August 31, 2017 - US$545,000 ($683,212)). See Note 3.

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

15. Commitments

On November 16, 2015, the Company entered into a consulting agreement (the “ECC Agreement”) with Edgewater Consulting Corp., a private Ontario corporation (“ECC”). Pursuant to the ECC Agreement, ECC, through its principal, acted in the capacity of CFO of the Company. The ECC Agreement was terminated effective November 10, 2016. A signing bonus of 750,000 exchangeable preferred shares of Subco was issued on August 24, 2016. As at November 30, 2017, ECC is entitled to $75,000 (August 31, 2017 - $75,000) in accrued remuneration.

On December 1, 2015, the Company entered into consulting agreements with 1040614 Ontario Ltd., a private Ontario corporation (the “Old 1040614 Agreement”), and MCM Consulting, an Ontario sole proprietorship (the “Old MCM Agreement”, and together with the Old 1040614 Agreement, the “Old Agreements”). Pursuant to the Old 1040614 Agreement, the company, through its principal, performed various services related to business development, strategic planning and capital-raising for the Company. Pursuant to the Old MCM Agreement, the sole proprietor acted in the capacity of CEO of the Company. On June 13, 2016, the Old 1040614 and MCM Agreements were terminated and replaced by the 1040614 and MCM Agreements (see below). As at November 30, 2017, in addition to previously amounts, 1040614 and MCM are each entitled to $80,770 (August 31, 2017 - $80,770) in accrued remuneration in respect of the Old Agreements.

On February 4, 2016, the Company entered into a consulting agreement (the “Old ZKC Agreement”) with Zoran K Corporation, a private Ontario corporation (“ZKC”). Pursuant to the Old ZKC Agreement, ZKC, through its principal, acted in the capacity of the Company’s exclusive sales, marketing and product development agent. On June 13, 2016, the Old ZKC Agreement was terminated and replaced by the ZKC Agreement (see below). As at November 30, 2017, there is no remuneration payable (August 31, 2017 - $nil) by the Company under the Old ZKC Agreement.

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

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

16. Stockholders’ Equity

The Company is authorized to issue 500,000,000 (August 31, 2017 - 500,000,000) shares of common stock at a par value of $US0.001.

On August 25, 2016, the Company completed a reverse split of the Company’s common stock at the ratio of one new share for every two existing shares. All share and per share amounts have been adjusted to reflect this reverse split.

At November 30, 2017, the Company had 57,532,843 shares of common stock legally issued and outstanding (2016 - 56,892,843). At August 31, 2017, the Company had 56,892,843 shares of common stock legally issued and outstanding (2016 - 56,132,073 shares).

On June 28, 2013, pursuant to the Exchange Agreement, the Company acquired 39,015,439 common shares of TSI in exchange for the issuance of 39,015,439 preferred shares of Subco to the Selling Shareholders on a one-for-one basis. As a result of the Exchange Agreement, TSI became the Company’s majority-owned subsidiary. Each preferred share of Subco is exchangeable into one share of the Company’s common stock at the option of the holder subject to certain restrictions. As at November 30, 2017 and August 31, 2017, none of the preferred shares had been exchanged.

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

Common Stock Issuances

During the three months ended November 30, 2017, the Company completed the following common stock transactions:

●	On September 7, 2017, the Company closed a US dollar financing pursuant to which the Company issued 630,000 units at US$1.00 per unit for gross proceeds of $830,674 (US$630,000), with each unit consisting of one share of the Company’s common stock and one warrant to purchase one share of common stock exercisable at a price of US$1.40 per share until September 7, 2019. $491,041 was allocated to common stock and $339,633 was allocated to stock purchase warrants. The Company paid cash finder’s fees of $6,435 (US$5,000) and issued 5,000 finder’s stock purchase warrants exercisable at US$1.40 per warrant share until July 17, 2019, valued at $2,581 and credited to stock purchase warrants.

●	On September 21, 2017, the Company issued 10,000 shares of common stock at $0.80 per share for gross proceeds of $8,000 pursuant to the exercise of warrants during the year ended August 31, 2017. $2,049 of the gross proceeds received that was allocated to these warrants has been deducted from additional paid-in capital.

At August 31, 2017, the gross proceeds received of $838,674 were reported as stock subscribed.

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

16. Stockholders’ Equity (cont’d)

During the year ended August 31, 2017, the Company completed the following common stock transactions:

●	On October 31, 2016, the Company closed a concurrent Canadian and US dollar financing as follows:

o	Canadian financing – the Company issued 140,000 units at $0.50 per unit for gross proceeds of $70,000, with each unit consisting of one share of the Company’s common stock and one warrant to purchase one share of common stock exercisable at a price of $0.80 per share until October 31, 2018. $41,314 was allocated to common stock and $28,686 was allocated to additional paid-in capital.

o	US financing – the Company issued 220,770 units at US$0.50 per unit for gross proceeds of $146,716 (US$110,385), with each unit consisting of one share of the Company’s common stock and one warrant to purchase one share of common stock exercisable at a price of US$0.80 per share until October 31, 2018. $86,027 was allocated to common stock and $60,689 was allocated to stock purchase warrants.

●	On November 2, 2016, the Company closed a US dollar financing pursuant to which the Company issued 400,000 units at US$1.00 per unit for gross proceeds of $524,230 (US$400,000), with each unit consisting of one share of the Company’s common stock and one warrant to purchase one share of common stock exercisable at a price of US$1.40 per share until November 2, 2018. $286,950 was allocated to common stock and $237,280 was allocated to stock purchase warrants. The Company paid cash finder’s fees of $19,899 and issued 15,000 finder’s stock purchase warrants exercisable at US$1.40 per warrant share until September 28, 2018, valued at $8,742 and credited to stock purchase warrants.

Stock Subscribed

During the three months ended November 30, 2017, there were no stock subscriptions received.

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

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

16. Stockholders’ Equity (cont’d)

Stock Purchase Warrants

The continuity of Canadian dollar denominated stock purchase warrants for the three months ended November 30, 2017 is as follows:

Expiry Date	Price	August 31, 2017	Issued	Exercised*	November 30, 2017
October 31, 2018	$0.80	130,000	—	—	130,000

*Common stock related to 10,000 Canadian dollar warrants exercised during the year ended August 31, 2017 was issued on September 21, 2017 and $8,000 received from the exercise is included in stock subscribed at August 31, 2017.

At November 30, 2017, the weighted-average remaining contractual life of Canadian dollar warrants outstanding was 0.92 years (August 31, 2017 - 1.17).

The continuity of US dollar denominated stock purchase warrants for the three months ended November 30, 2017 is as follows:

Expiry Date	Price		August 31, 2017	Issued	Exercised	November 30, 2017
September 30, 2018 – Finder	US$	1.40	15,000	—	—	15,000
October 31, 2018	US$	0.80	220,770	—	—	220,770
November 2, 2018	US$	1.40	400,000	—	—	400,000
July 17,2019 – Finder	US$	1.40	—	5,000	—	5,000
September 7, 2019	US$	1.40	—	630,000	—	630,000
			635,770	635,000	—	1,270,770

At November 30, 2017, the weighted-average remaining contractual life of US dollar warrants outstanding was 1.34 years (August 31, 2017 - 1.17 years).

The Company used the Black-Scholes Option Pricing Model to determine the fair values of unit warrants and finder’s warrants issued pursuant to private placements during the three months ended November 30, 2017 and the year ended August 31, 2017 with the following assumptions:

	November 30, 2017	August 31, 2017
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	1.47%	0.54% - 0.55%
Expected stock price volatility	100.00%	100.00%
Expected life of warrants	2 years	2 years

See Note 4.

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

This Report includes our interim unaudited consolidated financial statements as at and for the three months ended November 30, 2017. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All financial information in this Report is presented in Canadian dollars, unless otherwise indicated, and should be read in conjunction with our interim unaudited consolidated financial statements and the notes thereto included in this Report.

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

Also, as disclosed in our current report on Form 8-K dated July 14, 2016, on June 13, 2016 we completed a share exchange with Notox Bioscience Inc., a Nevada corporation (“Notox”), and all the shareholders of Notox (collectively, the “Notox Shareholders”) pursuant to which we acquired all the issued and outstanding shares of Notox from the Notox Shareholders in exchange for the issuance of 100,000,000 restricted shares of our common stock to the Notox Shareholders on a 1,000-for-one basis (the “Notox Share Exchange”). In connection with the Notox Share Exchange, Notox acquired 100% of the right, title and interest in and to an exclusive license agreement dated December 1, 2012, as amended on July 30, 2013 (together, the “License Agreement”) with the Cleveland Clinic Foundation (the “Clinic”) formerly held by Zoran Holding Corporation, a private Ontario corporation (“ZHC”), Notox became our wholly-owned subsidiary, and the Notox Shareholders acquired approximately 89% of our issued and outstanding common stock (52.5% on a fully-exchanged basis). The transaction represented an asset acquisition and was therefore accounted for under the asset acquisition method.

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

Overview

We are a company in the business of developing and commercializing innovative technologies. Through Notox, we own 100% of the right, title and interest in and to the License Agreement with the Clinic formerly held by ZHC. The License Agreement grants us the exclusive license to certain patented intellectual property of the Clinic relating to the treatment of a neuromuscular defect developed by Dr. Frank Papay, MD, FACS Chairman Dermatology and Plastic Surgery Institute, Cleveland Clinic, and in particular, the ability to produce sell, improve and modernize products that incorporate such intellectual property in the fields of aesthetics, drug free pain management, body contouring and perspiration control. We plan to develop this intellectual property into the world’s first credible and healthier non-toxic alternative to Botox, which is a commercial form of the botulinum toxin protein used primarily for medical and cosmetic purposes.

On September 26, 2017, we entered into a second amendment to the License Agreement with Notox and the Clinic, effective July 1, 2016. The purpose of this amendment was to, among other things: (i) clarify certain vague terms of the License Agreement; (ii) include us as a party for the purpose of guaranteeing the due and prompt payment and performance of all covenants, agreements, obligations and liabilities of Notox; (iii) record the Clinic’s explicit consent to the assignment from ZHC to Notox; (iv) extend the deadline for achieving the first commercial milestone (the submission of regulatory filings to applicable authorities) from November 30, 2017 to November 30, 2019; and (v) establish a second commercial milestone (the completion of at least one commercial sale within nine months of receiving regulatory approval).

Through Tropic Spa, our goal is to market unique commercial tanning systems designed primarily for spas, gyms and clinics, as well as a personal tanning solution designed for convenient home use that delivers a full-body application and eliminates the harmful health effects associated with traditional tanning beds, and in particular, exposure to ultraviolet (UV) radiation. The consequences of such exposure generally include an increase in the risk of contracting both melanoma and non-melanoma skin cancers as well as structural damage to the skin that can result in what dermatologists call “photoageing”, or premature wrinkles, freckles, leathery texture and a loss of elasticity.

To date, we have finalized the design of our personal tanning product and applied for and acquired patents for it in the United States (the “US Patent”), Canada, Australia and China. We have also prepared our product for market, completed two phases of test marketing initiatives, and are currently exploring potential avenues for launching the product on a worldwide scale.

Results of Operations

Revenue

We did not generate any revenue during either the three months ended November 30, 2017 or the same period in 2016.

Production Costs

During the three months ended November 30, 2017, we incurred production costs of $49,147, which was equal to our gross loss for the period. During the same period in the prior year, we incurred production costs and a gross loss of $103,772. Our production costs for the three months ended November 30, 2017 included $46,867 in License Agreement amortization, $570 in production-related consulting fees and $1,710 in depreciation. During the three months ended November 30, 2016, our production costs consisted of $93,733 in patent amortization, $7,800 in production-related consulting fees, $2,137 in depreciation and $62 in materials and supplies.

Expenses

During the three months ended November 30, 2017, we incurred $189,264 in total general and administrative expenses, compared to $151,362 in such expenses during the same period in 2016.

Our expenses during the three months ended November 30, 2017 consisted of $117,690 in management-related consulting fees, $16,396 in professional fees, $6,139 in trust and filing fees, $5,700 in rent, $2,820 in interest on advances from related parties/shareholders, $2,480 in office and miscellaneous expenses, $1,245 in travel and entertainment expenses, $247 in marketing expenses and $36,547 in foreign exchange loss.

During the same period in the prior year, our expenses included $125,344 in management-related consulting fees, $10,930 in professional fees, $6,926 in office and miscellaneous expenses, $3,898 in trust and filing fees, $3,300 in rent, $3,153 in travel and entertainment expenses, $2,860 in interest on advances from shareholders and $581 in marketing expenses, as offset by a $5,630 foreign exchange gain. Apart from the $42,177 foreign exchange difference between the two periods, our expenses were relatively consistent from period-to-period.

The significant management-related consulting fees we incurred over both periods were paid to our principal executive officers and directors and one consultant who provides management-related services to us and is also a major shareholder.

Other Items

During the year ended August 31, 2017, we incurred a patent writedown in the amount of $3,381,362 associated with the U.S., Australian, Canadian and Chinese patents, as well as a writedown of amounts receivable in the amount of $20,332. These were offset to some extent by a $9,333 gain associated with the revaluation of certain outstanding warrants to purchase shares of our common stock that are denominated in U.S. dollars.

During the three months ended November 30, 2017, we incurred a writedown of amounts receivable in the amount of $5,746 and a $27,067 gain associated with the revaluation of certain outstanding warrants to purchase shares of our common stock for the reason described above.

Net Loss

During the three months ended November 30, 2017, we incurred a net loss and comprehensive loss of $217,090 and a net loss per share of $0.00. During the same period in the prior year, we experienced a net loss and comprehensive loss of $255,134 and a net loss per share of $0.00.

Liquidity and Capital Resources

As of November 30, 2017, we had $44,149 in cash, $159,436 in current assets, $1,457,325 in total assets, $2,967,136 in current liabilities, $3,170,455 in total liabilities and a working capital deficiency of $2,807,700. As of that date, we also had an accumulated deficit of $11,189,751.

During the three months ended November 30, 2017, we spent $12,560 in net cash on operating activities, compared to $156,255 in net cash spending on operating activities during the same period in the prior year. The decrease of approximately 92% in our cash spending on operating activities between the two periods was primarily attributable to the decrease in our net loss as described above, as adjusted for certain changes in our assets and liabilities, and in particular an increase of $136,639 in our accounts payable and accrued liabilities from period-to-period.

We spent did not spend any cash on investing activities during the three months ended November 30, 2017, whereas we spent $136,789 in net cash on investing activities during the same period in the prior year. All of this spending was associated with intangible assets, including $134,700 related to the License Agreement and $2,089 related to patent costs.

During the three months ended November 30, 2017, we spent $6,435 in net cash on financing activities, compared to receiving $337,681 in net cash from financing activities during the same period in the prior year. All of the cash we spent on financing activities during the current period was in the form of stock stock issuance costs, whereas substantially all of the cash we received during the same period in the prior year was in the form of proceeds from the issuance of our common stock ($395,580), less certain stock issuance costs ($19,899) and related party/shareholder advance repayments ($38,000).

During the three months ended November 30, 2017, our cash decreased by $18,995 due to a combination of our operating, investing and financing activities.

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

Intangible Assets

Patents

The US Patent is recorded at the value attributed to the shares issued by TSI in connection with its acquisition less accumulated amortization and impairment writedowns. The US Patent was issued on September 29, 2009 and is effective until September 29, 2026. The Australian, Canadian and Chinese Patents are recorded at the application costs incurred less accumulated amortization and impairment writedowns. The Australian Patent was issued on October 16, 2014 and is effective until April 5, 2027. The Canadian Patent was issued on June 21, 2016 and is effective until April 5, 2027. The Chinese Patent was issued on December 28, 2016 and is effective until February 1, 2033. Upon expiration, the patents can be extended subject to certain changes required to secure the extension. Although the effects of obsolescence, demand, competition and other economic factors (such as stability of the industry, technological advances and legislative action that results in an uncertain or changing regulatory environment) can have an adverse effect on the industry and our product, management is not currently aware of any known adverse factors that will affect us in the future.

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

Amortization and Impairment

Definite-lived intangible assets are required to be amortized using a method that reflects the pattern in which the economic benefits of the intangible assets are consumed or utilized. At this time, management is not able to determine with any amount of certainty the number of Home Mist Tanning units that will be sold over the useful lives of the patents. Accordingly, the patents were being amortized on a straight-line basis over the period of their useful lives. The License Agreement is being amortized over eight years based on management’s best estimate of the time required to develop the four verticals as explained above.

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

Going Concern

Our financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. As at November 30, 2017, we had a working capital deficiency of $2,807,700 and an accumulated deficit of $11,189,751. Our continuation as a going concern is dependent upon the continued financial support from our stockholders, our ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the period ended November 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: January 19, 2018	TROPIC INTERNATIONAL INC.

	By:	/s/ John Marmora
John Marmora
President, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

