Form 10-Q
period 2018-02-28
TROPIC INTERNATIONAL INC.
filed 2018-04-19
CIK 844538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

or

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

As of April 18, 2018, the registrant’s outstanding common stock consisted of 57,532,843 shares.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Tropic International Inc.

Consolidated Financial Statements
For the Six Months Ended February 28, 2018

(Expressed in Canadian dollars)

(unaudited)

3

TROPIC INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	February 28, 2018	August 31, 2017
ASSETS
Current assets:
Cash	$40,249	$63,144
Amounts receivable	85,423	84,290
Inventory (Note 9)	1	1
Prepaid expenses	15,214	28,624
Total current assets	140,887	176,059
Equipment, net (Note 8)	30,777	34,197
Patents, net (Note 9)	4	4
License agreement, net (Notes 3 and 10)	1,218,532	1,312,265
Total assets	$1,390,200	$1,522,525

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable and accrued liabilities (Notes 11 and 12)	$1,322,021	$1,075,601
Advances from related parties/shareholders (Notes 12 and 13)	470,049	415,960
License assignment fee payable (Notes 3 and 14)	698,091	683,212
Stock purchase warrants (Notes 4 and 16)	536,977	297,378
Stock subscribed (Note 16)	10,000	838,674
Total current liabilities	3,037,138	3,310,825
Due to the Clinic (Note 3)	212,451	197,765
	3,249,589	3,508,590

Stockholders’ deficiency (Note 16):
Common stock	1,018,256	526,182
Additional paid-in capital	8,458,365	8,460,414
Deficit	(11,336,010)	(10,972,661)
Total stockholders’ deficiency	(1,859,389)	(1,986,065)
Total liabilities and stockholders’ deficiency	$1,390,200	$1,522,525

Contingent liability (Note 19)

See accompanying notes to the consolidated financial statements.

TROPIC INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	For the Six Months Ended February 28,
	2018	2017

Revenue:
Sales	$—	$—

Production costs:
Amortization – license agreement (Note 10)	93,733	—
Amortization – patent (Note 9)	—	187,546
Consulting fees – production	1,155	14,700
Depreciation (Note 8)	3,420	4,275
Materials and supplies	—	783
Patenting costs – the Clinic (Note 3)	10,175	—
Total production costs	108,483	207,304
Gross loss	(108,483)	(207,304)

General and administration:
Consulting fees – management (Note 12)	235,766	248,517
Interest on advances from related parties/shareholders (Notes 12 and 13)	8,089	5,649
Loss (gain) on foreign exchange	31,110	(15,536)
Marketing	247	1,960
Office and miscellaneous	5,094	15,987
Patent maintenance fees	1,394	4,694
Professional fees	29,396	31,636
Rent	13,139	6,625
Travel and entertainment	2,426	6,433
Trust and filing fees	12,075	3,898
Total general and administration	338,736	309,863
Loss before other items and income taxes	(447,219)	(517,167)
Other items:
Writedown of amounts receivable	(18,746)	—
Gain on revaluation of stock purchase warrants	102,616	—
Loss before income taxes	(363,349)	(517,167)
Income taxes	—	—
Net loss and comprehensive loss	$(363,349)	$(517,167)

Net loss per share – basic and diluted (Note 5)	$(0.01)	$(0.01)

Weighted-average number of shares outstanding	57,507,318	56,632,031

See accompanying notes to the consolidated financial statements.

TROPIC INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	For the Six Months Ended February 28,
	2018	2017

Cash Flows Used In Operating Activities
Net loss	$(363,349)	$(517,167)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization – license agreement	93,733	—
Amortization – patent	—	187,546
Depreciation	3,420	4,275
Unrealized foreign exchange on license assignment fee payable	14,879	(14,175)
Unrealized foreign exchange on due to the Clinic	4,511	—
Writedown of amounts receivable	18,746	—
Gain on revaluation of stock purchase warrants	(102,615)	—
Changes in assets and liabilities:
Amounts receivable	(19,879)	(16,761)
Inventory	—	61
Prepaid expenses	13,410	(86,719)
Accounts payable and accrued liabilities	246,420	32,992
License assignment fee payable	—	(336,750)
Due to the Clinic	10,175	—
Interest accrued on advances from related parties/shareholders	8,089	5,649
Net cash used in operating activities	(72,460)	(741,049)

Cash Flows Used In Investing Activities
Patent costs	—	(2,089)

Cash Flows Provided By (Used In) Financing Activities
Proceeds from issuance of common stock	—	395,580
Stock issue costs	(6,435)	(19,899)
Advances from related parties	46,000	—
Repayment of advances from related parties/shareholders	—	(38,000)
Stock subscriptions received	10,000	663,550
Net cash provided by financing activities	49,565	1,001,231

Increase (decrease) in cash during the period	(22,895)	258,093
Cash, beginning of period	63,144	144,718
Cash, end of period	$40,249	$402,811

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

TROPIC INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	Common Stock			Additional		Total
	* Common Stock	Amount	Stock subscribed	paid-in capital	Deficit	stockholders’ equity (deficiency)
Balance at August 31, 2015	6,132,073	$12,612	$30,000	$8,431,728	$(4,870,681)	$3,603,659
Stock subscribed	—	—	315,366	—	—	315,366
Stock issued for asset acquisition (Note 3)	50,000,000	127,920	—	—	—	127,920
Net loss	—	—	—	—	(1,030,293)	(1,030,293)
Balance at August 31, 2016	56,132,073	140,532	345,366	8,431,728	(5,900,974)	3,016,652
Stock issued for cash	760,770	414,291	(345,366)	28,686	—	97,611
Stock issue costs – cash	—	(19,899)	—	—	—	(19,899)
Stock issue costs – finder’s warrants	—	(8,742)	—	—	—	(8,742)
Net loss	—	—	—	—	(5,071,687)	(5,071,687)
Balance at August 31, 2017	56,892,843	526,182	—	8,460,414	(10,972,661)	(1,986,065)
Stock issued for cash	630,000	491,041	—	—	—	491,041
Stock issue costs – cash	—	(6,435)	—	—	—	(6,435)
Stock issue costs – finder’s warrants	—	(2,581)	—	—	—	(2,581)
Warrants exercised	10,000	10,049	—	(2,049)	—	8,000
Net loss	—	—	—	—	(363,349)	(363,349)
Balance at February 28, 2018	57,532,843	$1,018,256	$—	$8,458,365	$(11,336,010)	$(1,859,389)

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

As reflected in the accompanying consolidated financial statements, the Company has a deficit of $11,336,010 (August 31, 2017 - $10,972,661) since inception, a working capital deficiency of $2,896,251 (August 31, 2017 - $3,134,766) and a stockholders’ deficiency of $1,859,389 (August 31, 2017 - stockholders’ equity of $1,986,065). This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to raise additional capital and to implement its business plan. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company’s operating expenses are estimated to be approximately $100,000 per year. As at February 28, 2018, the Company’s current cash liabilities total approximately $2,490,000 (August 31, 2017 - $2,175,000). Of this amount, approximately $2,222,000 – accounts payable and accrued liabilities ($1,054,000), advances from related parties/shareholders ($470,000) and license assignment fee payable ($698,000) – is payable to related parties and/or major shareholders who have not and will not require payment until such time as sufficient cash flow is available. To the extent the remaining $268,000 cannot be deferred and sufficient equity financing has not been raised to make the payment required, management will advance funds to the Company, if appropriate.

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

Within 30 days following Notox’s receipt of the first regulatory approval, Notox is required to reimburse the Clinic for current patenting costs. All patenting costs, patent office fees and outside patent counsel costs will, at the Clinic’s option, either be paid directly by Notox or by the Clinic with the Clinic invoicing Notox, provided that Notox has no obligation to pay or reimburse the Clinic until after first regulatory approval has been obtained. Upon termination or expiration of the License Agreement, all accrued and unreimbursed patenting costs become immediately due and payable to the Clinic. As of February 28, 2018, all accrued and unreimbursed patenting costs totalled US$165,861 ($212,451) (August 31, 2017 - US$157,758 ($197,765)).

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

4. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of the Company, TSI, Notox, Subco and 1894631 Ontario Inc., the Company’s subsidiaries. All significant inter-company balances and transactions have been eliminated.

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

Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain significant accounting policies. There have been no material changes to the Company’s significant accounting policies that are disclosed in the consolidated financial statements and notes thereto during the period ended February 28, 2018.

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

5. Loss Per Share

The following table sets forth the computation of loss per share:

	For the Six Months Ended February 28,
	2018	2017
Net loss per share:
Net loss	$(363,349)	$(517,167)
Weighted-average shares outstanding:
Common stock	57,532,843	56,892,843
Number of shares used in per share computations	57,507,318	56,632,031
Loss per share	$(0.01)	$(0.01)

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

7. Design and Production – NRFTS

On February 20, 2017, the Company entered into the Notox Radio Frequency Treatment System (“NRFTS”) Proposal (the “Proposal”) with RBC Medical Innovations (“RBC”) to develop technology licensed by Notox. The NRFTS is comprised of two distinct components – the disposable probe and the radio frequency generator (“RFG”) console. Pursuant to the Proposal, RBC will execute design and production of the NRFTS and is responsible for overall program management, system integration and development and manufacturing transfer of the RFG console. The project is to be completed in three

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

7. Design and Production – NRFTS (cont’d)

stages on a fixed-fee basis at an estimated cost of US$1,748,000. The NRFTS planning stage proposes three milestones payments – project stage initiation (US$55,600), completion of product requirements and documentation (US$55,600) and all stage deliverables and completion (US$55,800). During the year ended August 31, 2017, the Company paid the US$55,600 ($73,453) project stage initiation milestone payment and as at February 28, 2018, an accrual for US$55,600 ($71,657) (August 31, 2017 - US$55,600 ($69,700)) has been made for the second milestone payment.

8. Equipment, Net

Equipment, at cost, consisted of:

	February 28, 2018	August 31, 2017
Mould equipment	$155,300	$155,300
Website	28,875	28,875
Equipment at cost	184,175	184,175
Accumulated depreciation	(153,398)	(149,978)
Equipment, net	$30,777	$34,197

Depreciation was $3,420 and $4,275 for the six month periods ended February 28, 2018 and 2017, respectively.

9. Patents, Net

The following tables provide information regarding the patents:

	February 28, 2018
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

10. License Agreement, Net

	February 28, 2018
	Gross carrying amount	Accumulated amortization	Net carrying amount
License Agreement	$1,499,731	$281,199	$1,218,532

	August 31, 2017
	Gross carrying amount	Accumulated amortization	Net carrying amount
License Agreement	$1,499,731	$187,466	$1,312,265

As of February 28, 2018, amortization expense on the License Agreement for the next seven years was expected to be as follows:

Amount
Year ending:
2018	$93,733
2019	187,466
2020	187,466
2021	187,466
2022	187,466
Thereafter	374,935
Total	$1,218,532

During the period ended February 28, 2018, management identified the following indicators of impairment indicating that the License Agreement’s carrying amount might not be recoverable:

●	The inability to raise sufficient equity financing to implement its strategic plan; and
●	Operating and cash flow losses since inception.

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

10. License Agreement, Net (cont’d)

The Company has previously performed a recoverability test by preparing a five-year proforma projection of the undiscounted future cash flows attributable to the License Agreement. The undiscounted cash flows exceed the carrying value of the License Agreement as at February 28, 2018.

Also see Note 3.

11. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of:

	February 28, 2018	August 31, 2017
Trade payables	$1,159,873	$929,855
Vendor accruals	162,148	145,746
Accounts payable and accrued liabilities	$1,322,021	$1,075,601

12. Related Party Transactions

The following amounts were payable to the Company’s related parties:

●	At February 28, 2018, the Company owed $232,000 in advances payable to the President of the Company (2017 - $232,000) and $232,000 at August 31, 2017 (2016 - $257,500). These advances are unsecured and bear interest at 3% per annum. Of this amount, $219,500 is due on demand and $12,500 has no repayment terms. Accrued interest payable to the President totaled $29,030 at February 28, 2018 (2017 - $22,069) and $25,578 at August 31, 2017 (2016 - $18,578).

●	At February 28, 2018, the Company owed $46,000 for an advance payable to the CEO of the Company (2017 - $nil) and $nil at August 31, 2017 (2016 - $nil). This advance is unsecured, bears interest of 2% per month and is due on demand. Accrued interest payable to the CEO totaled $2,480 at February 28, 2018 (2017 - $nil) and $nil at August 31, 2017 (2016 - $nil).

●	At February 28, 2018, the Company owed $1,134 (2017 - $3,984) to the President for reimbursable expenses incurred on the Company’s behalf. At August 31, 2017, the Company owed $5,329 (2016 - $10,477).

●	At February 28, 2018, the Company owed $354,020 ($181,070 and US$135,022) (2017 - $238,307 ($181,070 and US$43,097)) in consulting fees to a company controlled by the President of the Company. At August 31, 2017, the Company owed $271,984 ($181,070 and US$72,522) (2016 - $215,224 ($181,070 and US$26,040)).

●	At February 28, 2018, the Company owed $160,881 (US$125,600) (2017 - $95,115 (US$71,618)) in consulting fees to a company controlled by the CEO of the Company. At August 31, 2017, the Company owed $79,102 (US$63,100) (2016 - $34,154 (US$26,040)).

●	At February 28, 2018, the Company owed $341,211 ($181,070 and US$125,022) (2017 - $237,540 ($181,070 and US$42,519)) in consulting fees and $276 in reimbursable expenses (2017 - $nil) to a company controlled by a major shareholder of the Company. At August 31,

12. Related Party Transactions (cont’d)

2017, the Company owed $259,448 ($181,070 and US$62,522) (2016 - $215,224 ($181,070 and US$26,040)) in consulting fees.

●	At February 28, 2018, the Company owed $nil (2017 - $nil) in shareholder advances and $761 (2017 - $761) in accrued interest on these advances to the same major shareholder. At August 31, 2017, the Company owed $nil (2016 - $12,500) in shareholder advances and $761 (2016 - $761) in accrued interest on these advances.

●	At February 28, 2018, the Company owed $75,000 (2017 - $75,000) to a company controlled by the Company’s former CFO. At August 31, 2017, the Company owed $75,000 (2016 - $75,000).

During the six months ended February 28, 2018, the Company had the following transactions with related parties:

●	The President of the Company advanced $nil during the six months ended February 28, 2018 (2017 - $nil), and $nil to the Company during the year ended August 31, 2017 (2016 - $5,000). Interest expense of $3,451 was accrued on advances payable to the President of the Company during the six months ended February 28, 2018 (2017 - $3,491) and $7,000 during the year ended August 31, 2017 (2016 - $7,696).

●	The CEO of the Company advanced $46,000 during the six months ended February 28, 2018 (2017 - $nil), and $nil to the Company during the year ended August 31, 2017 (2016 - $nil). Interests expense of $2,480 was accrued on this advance payable to the CEO of the Company during the six months ended February 28, 2018 (2017 - $nil) and $nil during the year ended August 31, 2017 (2016 - $nil).

●	Consulting fees paid or accrued as payable to a company controlled by the President of the Company were $78,589 (US$62,500) and $82,906 (US$62,500) for the six months ended February 28, 2018 and 2017, respectively.

●	Consulting fees paid or accrued as payable to a company controlled by the CEO of the Company were $78,589 (US$62,500) and $82,906 (US$62,500) for the six months ended February 28, 2018 and 2017, respectively.

●	Consulting fees accrued as payable to a company controlled by a major shareholder of the Company were $78,589 (US$62,500) and $82,906 (US$62,500) for the six months ended February 28, 2018 and 2017, respectively.

All transactions with related parties occurred in the normal course of business and were measured at the exchange amount, which was the amount of consideration agreed upon between management and the related parties.

Also see Notes 3, 13, 14 and 15.

13. Advances from Shareholders

Advances payable to shareholders totaled $145,000 at February 28, 2018 (2017 - $145,000) and $145,000 at August 31, 2017 (2016 - $157,500). These advances are unsecured and bear interest at 3% per annum. There are no repayment terms. Interest expense of $2,157 was accrued on these advances during the six months ended February 28, 2018 (2017 - $2,158) and $4,351 during the year ended

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

13. Advances from Shareholders (cont’d)

August 31, 2017 (2016 - $4,738). Accrued interest payable to shareholders totaled $15,539 at February 28, 2018 (2017 - $11,189), and $13,382 at August 31, 2017 (2016 - $9,031).

14. License Assignment Fee Payable

Pursuant to the amendment to the Share Exchange Agreement, the Company will pay an aggregate of US$1,000,000 to ZKC in the form of a one-time assignment fee. The assignment fee payable is repayable in monthly instalments of US$50,000 beginning on October 1, 2016. Upon completion of any equity financing pursuant to which the Company raises gross proceeds of at least US$1,000,000, the outstanding balance is to be repaid in full. At February 28, 2018, the balance of the license assignment fee payable to ZKC was US$545,000 ($698,091) (August 31, 2017 - US$545,000 ($683,212)). See Note 3.

15. Commitments

On November 16, 2015, the Company entered into a consulting agreement (the “ECC Agreement”) with Edgewater Consulting Corp., a private Ontario corporation (“ECC”). Pursuant to the ECC Agreement, ECC, through its principal, acted in the capacity of CFO of the Company. The ECC Agreement was terminated effective November 10, 2016. A signing bonus of 750,000 exchangeable preferred shares of Subco was issued on August 24, 2016. As at February 28, 2018, ECC is entitled to $75,000 (August 31, 2017 - $75,000) in accrued remuneration.

On December 1, 2015, the Company entered into consulting agreements with 1040614 Ontario Ltd., a private Ontario corporation (the “Old 1040614 Agreement”), and MCM Consulting, an Ontario sole proprietorship (the “Old MCM Agreement”, and together with the Old 1040614 Agreement, the “Old Agreements”). Pursuant to the Old 1040614 Agreement, the company, through its principal, performed various services related to business development, strategic planning and capital-raising for the Company. Pursuant to the Old MCM Agreement, the sole proprietor acted in the capacity of CEO of the Company. On June 13, 2016, the Old 1040614 and MCM Agreements were terminated and replaced by the 1040614 and MCM Agreements (see below). As at February 28, 2018, 1040614 and MCM are each entitled to $80,770 (August 31, 2017 - $80,770) in accrued remuneration in respect of the Old Agreements.

On February 4, 2016, the Company entered into a consulting agreement (the “Old ZKC Agreement”) with Zoran K Corporation, a private Ontario corporation (“ZKC”). Pursuant to the Old ZKC Agreement, ZKC, through its principal, acted in the capacity of the Company’s exclusive sales, marketing and product development agent. On June 13, 2016, the Old ZKC Agreement was terminated and replaced by the ZKC Agreement (see below). As at February 28, 2018, there is no remuneration payable (August 31, 2017 - $nil) by the Company under the Old ZKC Agreement.

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

Effective February 3, 2018, the Company terminated the 1040614 Agreement.

On August 31, 2017, the Company entered into a premises lease for a year beginning on September 1, 2017 for a rental of $21,000 for the year plus HST.

16. Stockholders’ Deficiency

The Company is authorized to issue 500,000,000 (August 31, 2017 - 500,000,000) shares of common stock at a par value of $US0.001.

On August 25, 2016, the Company completed a reverse split of the Company’s common stock at the ratio of one new share for every two existing shares. All share and per share amounts have been adjusted to reflect this reverse split.

At February 28, 2018, the Company had 57,532,843 shares of common stock legally issued and outstanding (2016 - 56,892,843 shares). At August 31, 2017, the Company had 56,892,843 shares of common stock legally issued and outstanding (2016 - 56,132,073 shares).

On June 28, 2013, pursuant to the Exchange Agreement, the Company acquired 39,015,439 common shares of TSI in exchange for the issuance of 39,015,439 preferred shares of Subco to the Selling Shareholders on a one-for-one basis. As a result of the Exchange Agreement, TSI became the Company’s majority-owned subsidiary. Each preferred share of Subco is exchangeable into one share of the Company’s common stock at the option of the holder subject to certain restrictions. As at February 28, 2018 and August 31, 2017, none of the preferred shares had been exchanged.

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

Common Stock Issuances

During the six months ended February 28, 2018, the Company completed the following common stock transactions:

●	On September 7, 2017, the Company closed a US dollar financing pursuant to which the Company issued 630,000 units at US$1.00 per unit for gross proceeds of $830,674 (US$630,000), with each unit consisting of one share of the Company’s common stock and one

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

16. Stockholders’ Deficiency (cont’d)

warrant to purchase one share of common stock exercisable at a price of US$1.40 per share until September 7, 2019. $491,041 was allocated to common stock and $339,633 was allocated to stock purchase warrants. The Company paid cash finder’s fees of $6,435 (US$5,000) and issued 5,000 finder’s stock purchase warrants exercisable at US$1.40 per warrant share until July 17, 2019, valued at $2,581 and credited to stock purchase warrants.

●	On September 21, 2017, the Company issued 10,000 shares of common stock at $0.80 per share for gross proceeds of $8,000 pursuant to the exercise of warrants during the year ended August 31, 2017. $2,049 of the gross proceeds received that was allocated to these warrants has been deducted from additional paid-in capital.

At August 31, 2017, the gross proceeds received of $838,674 were reported as stock subscribed.

During the year ended August 31, 2017, the Company completed the following common stock transactions:

●	On October 31, 2016, the Company closed a concurrent Canadian and US dollar financing as follows:

○	Canadian financing – the Company issued 140,000 units at $0.50 per unit for gross proceeds of $70,000, with each unit consisting of one share of the Company’s common stock and one warrant to purchase one share of common stock exercisable at a price of $0.80 per share until October 31, 2018. $41,314 was allocated to common stock and $28,686 was allocated to additional paid-in capital.

○	US financing – the Company issued 220,770 units at US$0.50 per unit for gross proceeds of $146,716 (US$110,385), with each unit consisting of one share of the Company’s common stock and one warrant to purchase one share of common stock exercisable at a price of US$0.80 per share until October 31, 2018. $86,027 was allocated to common stock and $60,689 was allocated to stock purchase warrants.

●	On November 2, 2016, the Company closed a US dollar financing pursuant to which the Company issued 400,000 units at US$1.00 per unit for gross proceeds of $524,230 (US$400,000), with each unit consisting of one share of the Company’s common stock and one warrant to purchase one share of common stock exercisable at a price of US$1.40 per share until November 2, 2018. $286,950 was allocated to common stock and $237,280 was allocated to stock purchase warrants. The Company paid cash finder’s fees of $19,899 and issued 15,000 finder’s stock purchase warrants exercisable at US$1.40 per warrant share until September 28, 2018, valued at $8,742 and credited to stock purchase warrants.

Stock Subscribed

During the six months ended February 28, 2018, $10,000 in stock subscriptions was received pursuant to a private placement.

During the year ended August 31, 2017, $838,674 ($8,000 and US$630,000) in stock subscriptions was received pursuant to individual private placements. These subscriptions were for a total of:

●	10,000 shares of common stock of the Company at a price of $0.80 per share pursuant to the exercise of stock purchase warrants. These shares were issued on September 21, 2017.

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

16. Stockholders’ Deficiency (cont’d)

●	630,000 units of the Company at a price of US$1.00 per unit. Each unit consists of one share of the Company’s common stock and one warrant to purchase one share of common stock exercisable at a price of US$1.40 per share for a period of 24 months from the closing date of the financing. These units were issued on September 7, 2017.

Stock Purchase Warrants

The continuity of Canadian dollar denominated stock purchase warrants for the three months ended February 28, 2018 is as follows:

Expiry Date	Price	August 31, 2017	Issued	Exercised	February 28, 2018
October 31, 2018	$0.80	130,000	—	—	130,000

At February 28, 2018, the weighted-average remaining contractual life of Canadian dollar warrants outstanding was 0.67 years (August 31, 2017 - 1.17).

The continuity of US dollar denominated stock purchase warrants for the three months ended February 28, 2018 is as follows:

Expiry Date	Price	August 31, 2017	Issued	Exercised	February 28, 2018
September 30, 2018 – Finder	US$1.40	15,000	—	—	15,000
October 31, 2018	US$0.80	220,770	—	—	220,770
November 2, 2018	US$1.40	400,000	—	—	400,000
July 17,2019 – Finder	US$1.40	—	5,000	—	5,000
September 7, 2019	US$1.40	—	630,000	—	630,000
		635,770	635,000	—	1,270,770

At February 28, 2018, the weighted-average remaining contractual life of US dollar warrants outstanding was 1.10 years (August 31, 2017 - 1.17 years).

The Company used the Black-Scholes Option Pricing Model to determine the fair values of unit warrants and finder’s warrants issued pursuant to private placements during the six months ended February 28, 2018 and the year ended August 31, 2017 with the following assumptions:

	February 28, 2018	August 31, 2017
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	1.74%	0.54% - 0.55%
Expected stock price volatility	100.00%	100.00%
Expected life of warrants	0.58 – 1.52 years	2 years

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

●	February 2017 – ASU No. 2017-05, “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20)” clarifies the scope of asset derecognition guidance and accounting for the partial sale of non-financial assets, as well as provides guidance for recognizing gains and losses from the transfer of non-financial assets in contracts with non-customers. The amendments in this ASU are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company expects the impact of adoption of this ASU to be minimal.

●	September 2017 – ASU No. 2017-13, “Leases (Topic 842)” provides the requirements of financial accounting and reporting for lessees and lessors and establishes principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease under Accounting Standards Codification 842, Leases. The amendments in this ASU are effective for reporting periods beginning after December 15, 2019. The Company will be required to recognize a right-of-use asset and a lease liability for its office lease.

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

This Report includes our interim unaudited consolidated financial statements as at and for the six months ended February 28, 2018. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All financial information in this Report is presented in Canadian dollars, unless otherwise indicated, and should be read in conjunction with our interim unaudited consolidated financial statements and the notes thereto included in this Report.

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

Through Tropic Spa, we have finalized the design of a personal tanning product and applied for and acquired patents for it in the United States (the “US Patent”), Canada, Australia and China. The product consists of a unique tanning system designed for spas, gyms, clinics and convenient home use that delivers a full-body application and eliminates the harmful health effects associated with traditional tanning beds, and in particular, exposure to ultraviolet (UV) radiation. We are currently seeking to establish licensing opportunities for Tropic Spa’s intellectual property, but have not entered into any formal arrangements as of the date of this Report.

Results of Operations

Revenue

We did not generate any revenue during either the six months ended February 28, 2018 or the same period in the prior year.

Production Costs

During the six months ended February 28, 2018, we incurred production costs of $108,483, which was equal to our gross loss for the period. During the same period in the prior year, we incurred production costs and a gross loss of $207,304. Our production costs for the six months ended February 28, 2018 included $93,733 in License Agreement amortization, $10,175 in patenting costs, $3,420 in depreciation and $1,155 in production-related consulting fees. During the six months ended February 28, 2017, our production costs consisted of $187,546 in patent amortization, $14,700 in production-related consulting fees, $4,275 in depreciation and $783 in materials and supplies.

Expenses

During the six months ended February 28, 2018, we incurred $338,736 in total general and administrative expenses, compared to $309,863 in such expenses during the same period in 2017.

Our expenses during the six months ended February 28, 2018 consisted of $235,766 in management-related consulting fees, $29,396 in professional fees, $13,139 in rent, $12,075 in trust and filing fees, $8,089 in interest on advances from related parties/shareholders, $5,094 in office and miscellaneous expenses, $2,426 in travel and entertainment expenses, $1,394 in patent maintenance fees, $247 in marketing expenses and $31,110 in foreign exchange loss.

During the same period in the prior year, our expenses included $248,517 in management-related consulting fees, $31,636 in professional fees, $6,625 in rent, $3,898 in trust and filing fees, $5,649 in interest on advances from shareholders $15,987 in office and miscellaneous expenses, $6,433 in travel and entertainment expenses, $4,694 in patent maintenance fees and $1,960 in marketing expenses, as offset by a $15,536 foreign exchange gain. Apart from the $46,646 foreign exchange difference between the two periods, our expenses were relatively consistent from period-to-period.

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

During the six months ended February 28, 2018, we incurred a writedown of amounts receivable in the amount of $18,746 and a $102,616 gain associated with the revaluation of certain outstanding warrants to purchase shares of our common stock for the reason described above.

Net Loss

During the six months ended February 28, 2018, we incurred a net loss and comprehensive loss of $363,349 and a net loss per share of $0.01. During the same period in the prior year, we experienced a net loss and comprehensive loss of $517,167 and a net loss per share of $0.01.

Liquidity and Capital Resources

As of February 28, 2018, we had $40,249 in cash, $140,887 in current assets, $1,390,200 in total assets, $3,037,138 in current liabilities, $3,249,589 in total liabilities and a working capital deficiency of $2,896,251. As of that date, we also had an accumulated deficit of $11,336,010.

During the six months ended February 28, 2018, we spent $72,460 in net cash on operating activities, compared to $741,049 in net cash spending on operating activities during the same period in the prior year. The decrease of approximately 90% in our cash spending on operating activities between the two periods was primarily attributable to the decrease in our net loss as described above, as adjusted for certain changes in our assets and liabilities from period-to-period, and in particular an increase of $213,428 in our accounts payable and accrued liabilities and a license assignment fee payable decrease of $336,750.

We spent did not spend any cash on investing activities during the six months ended February 28, 2018, whereas we spent $2,089 in net cash on investing activities during the same period in the prior year. All of this spending was related to patent costs.

During the six months ended February 28, 2018, we received $49,565 in net cash from financing activities, compared to receiving $1,001,231 in net cash from financing activities during the same period in the prior year. Of the cash we received from financing activities during the current period, $46,000 was in the form of advances from related parties, whereas substantially all of the cash we received during the same period in the prior year was in the form of stock subscription received ($663,550) and proceeds from the issuance of our common stock ($395,580), less certain stock issuance costs ($19,899) and related party/shareholder advance repayments ($38,000).

During the six months ended February 28, 2018, our cash decreased by $22,895 due to a combination of our operating and financing activities.

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

In addition, over the next 12 months our plan of operations through Tropic Spa is to create licensing opportunities for Tropic Spa’s intellectual property, and in particular, its US, Canadian, Australian and Chinese patents. We plan to target existing and highly-recognized brands in the tanning industry, both locally and internationally, that may be drawn to Tropic Spa’s technology in order to better serve their existing customers and enhance their competitive advantage. We do not anticipate spending any specific amounts for this purpose, as the creation of such opportunities will be covered by our general and administrative expenses described below.

We expect to incur the following general and administrative expenses over the next 12 months. These expenses are reasonably consistent with those from prior periods, as adjusted to reflect the expected increase in our operations and the costs of maintaining our status as a public company.

Description	Amount ($)
Professional fees and filing fees	120,000
Management-related consulting fees	333,000
Rent (including utilities)	30,000
Travel and entertainment expenses	25,000
Office and miscellaneous expenses	25,000
Total	533,000

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

Stock Purchase Warrants

When we undertake a private placement, we may issue units comprised of our common stock and warrants to acquire our common stock. Warrants with a strike price denominated in our functional currency (the Canadian dollar) are considered to be indexed to our stock and are classified as equity. Warrants with a strike price denominated in a currency other than our functional currency are considered not to be indexed to our stock and are classified as a liability. Warrants classified as equity are initially measured at fair value. Subsequent changes in fair value are not recognized as long as the warrants continue to be classified as equity. Warrants classified as a liability are initially measured at fair value with changes in fair value recorded in profit or loss in each reporting period.

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

Going Concern

Our financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. As at February 28, 2018, we had a working capital deficiency of $2,896,251 and an accumulated deficit of $11,336,010. Our continuation as a going concern is dependent upon the continued financial support from our stockholders, our ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the period ended February 28, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: April 18, 2018	TROPIC INTERNATIONAL INC.

	By:	/s/ John Marmora
John Marmora
President, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

