Form 10-Q
period 2018-05-31
TROPIC INTERNATIONAL INC.
filed 2018-07-19
CIK 844538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2018

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number 001-34911

TROPIC INTERNATIONAL INC.

(Exact name of registrant as specified in its charter)

Nevada	None
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

95 Mural Street, Suite 600 Richmond Hill, Ontario, Canada	L4B 3G2
(Address of principal executive offices)	(Zip Code)

(519) 421-1900

(Registrant’s telephone number, including area code)

1057 Parkinson Road, Unit #9

Woodstock, Ontario, Canada N4S 7W3

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

As of July 19, 2018, the registrant’s outstanding common stock consisted of 57,532,843 shares.

2

Item 1. Financial Statements

Tropic International Inc.

Consolidated Financial Statements
For the Nine Months Ended May 31, 2018

(Expressed in Canadian dollars)

(unaudited)

3

TROPIC INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	May 31, 2018	August 31, 2017
ASSETS
Current assets:
Cash	$22,089	$63,144
Amounts receivable	86,626	84,290
Inventory (Note 9)	1	1
Prepaid expenses	21,007	28,624
Total current assets	129,723	176,059
Equipment, net (Note 8)	29,068	34,197
Patents, net (Note 9)	4	4
License agreement, net (Notes 3 and 10)	1,171,665	1,312,265
Total assets	$1,330,460	$1,522,525

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable and accrued liabilities (Notes 11 and 12)	$1,469,060	$1,075,601
Advances from related parties/shareholders (Notes 12 and 13)	480,682	415,960
License assignment fee payable (Notes 3 and 14)	705,666	683,212
Stock purchase warrants (Notes 4 and 16)	452,286	297,378
Stock subscribed (Note 16)	10,000	838,674
Total current liabilities	3,117,694	3,310,825
Due to the Clinic (Note 3)	217,385	197,765
	3,335,079	3,508,590

Stockholders’ deficiency (Note 16):
Common stock	1,018,256	526,182
Additional paid-in capital	8,458,365	8,460,414
Deficit	(11,481,240)	(10,972,661)
Total stockholders’ deficiency	(2,004,619)	(1,986,065)
Total liabilities and stockholders’ deficiency	$1,330,460	$1,522,525

Contingent liability (Note 19)

See accompanying notes to the consolidated financial statements.

TROPIC INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	For the Nine Months Ended May 31,
	2018	2017

Revenue:
Sales	$—	$—

Production costs:
Amortization – license agreement (Note 10)	140,600	—
Amortization – patent (Note 9)	—	282,553
Consulting fees – production	1,395	22,500
Depreciation (Note 8)	5,129	6,412
Design and production – NRFTS (Note 7)	—	73,453
Materials and supplies	—	946
Patenting costs – the Clinic (Note 3)	12,730	—
Total production costs	159,854	385,864
Gross loss	(159,854)	(385,864)

General and administration:
Consulting fees – management (Note 12)	356,196	374,037
Interest on advances from related parties/shareholders (Notes 12 and 13)	13,722	8,500
Investor relations	—	732
Loss on foreign exchange	48,202	258
Marketing	247	1,354
Office and miscellaneous	7,654	22,089
Patent maintenance fees	1,653	7,666
Professional fees	34,396	44,334
Rent	20,599	10,000
Travel and entertainment	3,589	9,497
Trust and filing fees	18,027	4,806
Total general and administration	504,285	483,273
Loss before other items and income taxes	(664,139)	(869,137)
Other items:
Writedown of amounts receivable	(31,746)	—
Gain on revaluation of stock purchase warrants	187,306	—
Loss before income taxes	(508,579)	(869,137)
Income taxes	—	—
Net loss and comprehensive loss	$(508,579)	$(869,137)

Net loss per share – basic and diluted (Note 5)	$(0.01)	$(0.02)

Weighted-average number of shares outstanding	57,515,920	56,721,389

See accompanying notes to the consolidated financial statements.

TROPIC INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	For the Nine Months Ended May 31,
	2018	2017

Cash Flows Used In Operating Activities
Net loss	$(508,579)	$(869,137)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization – license agreement	140,600	—
Amortization – patent	—	282,553
Depreciation	5,129	6,412
Unrealized foreign exchange on license assignment fee payable	22,454	1,800
Unrealized foreign exchange on due to the Clinic	6,891	—
Writedown of amounts receivable	31,746	—
Gain on revaluation of stock purchase warrants	(187,306)	—
Changes in assets and liabilities:
Amounts receivable	(34,082)	(33,493)
Inventory	—	203
Prepaid expenses	7,617	(13,266)
Accounts payable and accrued liabilities	393,459	59,828
Due to the Clinic	12,729	—
Interest accrued on advances from related parties/shareholders	13,722	8,500
Net cash used in operating activities	(95,620)	(556,600)

Cash Flows Used In Investing Activities
Patent costs	—	(2,089)
License agreement costs	—	(538,800)
Net cash used in investing activities	—	(540,889)

Cash Flows Provided By Financing Activities
Proceeds from issuance of common stock	—	395,580
Stock issue costs	(6,435)	(19,899)
Advances from related parties	51,000	—
Repayment of advances from related parties/shareholders	—	(38,000)
Stock subscriptions received	10,000	711,984
Net cash provided by financing activities	54,565	1,049,665

Decrease in cash during the period	(41,055)	(47,824)
Cash, beginning of period	63,144	144,718
Cash, end of period	$22,089	$96,894

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

TROPIC INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	Common Stock			Additional		Total stockholders’
	* Common Stock	Amount	Stock subscribed	paid-in capital	Deficit	equity (deficiency)
Balance at August 31, 2015	6,132,073	$12,612	$30,000	$8,431,728	$(4,870,681)	$3,603,659
Stock subscribed	—	—	315,366	—	—	315,366
Stock issued for asset acquisition (Note 3)	50,000,000	127,920	—	—	—	127,920
Net loss	—	—	—	—	(1,030,293)	(1,030,293)
Balance at August 31, 2016	56,132,073	140,532	345,366	8,431,728	(5,900,974)	3,016,652
Stock issued for cash	760,770	414,291	(345,366)	28,686	—	97,611
Stock issue costs – cash	—	(19,899)	—	—	—	(19,899)
Stock issue costs – finder’s warrants	—	(8,742)	—	—	—	(8,742)
Net loss	—	—	—	—	(5,071,687)	(5,071,687)
Balance at August 31, 2017	56,892,843	526,182	—	8,460,414	(10,972,661)	(1,986,065)
Stock issued for cash	630,000	491,041	—	—	—	491,041
Stock issue costs – cash	—	(6,435)	—	—	—	(6,435)
Stock issue costs – finder’s warrants	—	(2,581)	—	—	—	(2,581)
Warrants exercised	10,000	10,049	—	(2,049)	—	8,000
Net loss	—	—	—	—	(508,579)	(508,579)
Balance at May 31, 2018	57,532,843	$1,018,256	$—	$8,458,365	$(11,481,240)	$(2,004,619)

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

The accompanying consolidated financial statements include the results of operations of the Company, TSI and Notox for the nine months ended May 31, 2018. The comparative amounts are the results of operations of the Company, TSI and Notox for the nine months ended May 31, 2017.

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

As reflected in the accompanying consolidated financial statements, the Company has a deficit of $11,481,240 (August 31, 2017 - $10,972,661) since inception, a working capital deficiency of $2,987,971 (August 31, 2017 - $3,134,766) and a stockholders’ deficiency of $2,004,619 (August 31, 2017 - stockholders’ equity of $1,986,065). This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to raise additional capital and to implement its business plan. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company’s operating expenses are estimated to be approximately $100,000 per year. As at May 31, 2018, the Company’s current cash liabilities total approximately $2,655,000 (August 31, 2017 - $2,175,000). Of this amount, approximately $2,382,000 – accounts payable and accrued liabilities ($1,195,000), advances from related parties/shareholders ($481,000) and license assignment fee payable ($706,000) – is payable to related parties and/or major shareholders who have not and will not require payment until such time as sufficient cash flow is available. To the extent the remaining $273,000 cannot be deferred and sufficient equity financing has not been raised to make the payment required, management will advance funds to the Company, if appropriate.

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

Within 30 days following Notox’s receipt of the first regulatory approval, Notox is required to reimburse the Clinic for current patenting costs. All patenting costs, patent office fees and outside patent counsel costs will, at the Clinic’s option, either be paid directly by Notox or by the Clinic with the Clinic invoicing Notox, provided that Notox has no obligation to pay or reimburse the Clinic until after first regulatory approval has been obtained. Upon termination or expiration of the License Agreement, all accrued and unreimbursed patenting costs become immediately due and payable to the Clinic. As of May 31, 2018, all accrued and unreimbursed patenting costs totalled US$167,891 ($217,385) (August 31, 2017 - US$157,758 ($197,765)).

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

Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain significant accounting policies. There have been no material changes to the Company’s significant accounting policies that are disclosed in the consolidated financial statements and notes thereto during the period ended May 31, 2018.

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

5. Loss Per Share

The following table sets forth the computation of loss per share:

	For the Nine Months Ended May 31,
	2018	2017
Net loss per share:
Net loss	$(508,579)	$(869,137)
Weighted-average shares outstanding:
Common stock	57,532,843	56,719,924
Number of shares used in per share computations	57,515,920	56,719,924
Loss per share	$(0.01)	$(0.02)

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

7. Design and Production – NRFTS

On February 20, 2017, the Company entered into the Notox Radio Frequency Treatment System (“NRFTS”) Proposal (the “Proposal”) with RBC Medical Innovations (“RBC”) to develop technology licensed by Notox. The NRFTS is comprised of two distinct components – the disposable probe and the radio frequency generator (“RFG”) console. Pursuant to the Proposal, RBC will execute design and production of the NRFTS and is responsible for overall program management, system integration and development and manufacturing transfer of the RFG console. The project is to be completed in three stages on a fixed-fee basis at an estimated cost of US$1,748,000. The NRFTS planning stage proposes three milestones payments – project stage initiation (US$55,600), completion of product requirements and documentation (US$55,600) and all stage deliverables and completion (US$55,800). During the year ended August 31, 2017, the Company paid the US$55,600 ($73,453) project stage initiation milestone payment and as at May 31, 2018, an accrual for US$55,600 ($71,657) (August 31, 2017 - US$55,600 ($69,700)) has been made for the second milestone payment.

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

8. Equipment, Net

Equipment, at cost, consisted of:

	May 31, 2018	August 31, 2017
Mould equipment	$155,300	$155,300
Website	28,875	28,875
Equipment at cost	184,175	184,175
Accumulated depreciation	(155,107)	(149,978)
Equipment, net	$29,068	$34,197

Depreciation was $5,129 and $6,412 for the nine month periods ended May 31, 2018 and 2017, respectively.

9. Patents, Net

The following tables provide information regarding the patents:

	May 31, 2018
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

10. License Agreement, Net

	May 31, 2018
	Gross carrying amount	Accumulated amortization	Net carrying amount
License Agreement	$1,499,731	$328,066	$1,171,665

	August 31, 2017
	Gross carrying amount	Accumulated amortization	Net carrying amount
License Agreement	$1,499,731	$187,466	$1,312,265

As of May 31, 2018, amortization expense on the License Agreement for the next seven years was expected to be as follows:

Amount
Year ending:
2018	$46,866
2019	187,466
2020	187,466
2021	187,466
2022	187,466
Thereafter	374,935
Total	$1,171,665

During the period ended May 31, 2018, management identified the following indicators of impairment indicating that the License Agreement’s carrying amount might not be recoverable:

●	The inability to raise sufficient equity financing to implement its strategic plan; and
●	Operating and cash flow losses since inception.

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

10. License Agreement, Net (cont’d)

The Company has previously performed a recoverability test by preparing a five-year proforma projection of the undiscounted future cash flows attributable to the License Agreement. The undiscounted cash flows exceed the carrying value of the License Agreement as at May 31, 2018.

Also see Note 3.

11. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of:

	May 31, 2018	August 31, 2017
Trade payables	$1,301,139	$929,855
Vendor accruals	167,921	145,746
Accounts payable and accrued liabilities	$1,469,060	$1,075,601

12. Related Party Transactions

The following amounts were payable to the Company’s related parties:

●	At May 31, 2018, the Company owed $232,000 in advances payable to the President of the Company (2017 - $232,000) and $232,000 at August 31, 2017 (2016 - $257,500). These advances are unsecured and bear interest at 3% per annum. Of this amount, $219,500 is due on demand and $12,500 has no repayment terms. Accrued interest payable to the President totaled $30,783 at May 31, 2018 (2017 - $23,823) and $25,578 at August 31, 2017 (2016 - $18,578).

●	At May 31, 2018, the Company owed $51,000 in advances payable to the CEO of the Company (2017 - $nil) and $nil at August 31, 2017 (2016 - $nil). Of this amount, $46,000 is unsecured, bears interest of 2% per month and is due on demand and $5,000 has no repayment terms. Accrued interest payable to the CEO totaled $5,263 at May 31, 2018 (2017 - $nil) and $nil at August 31, 2017 (2016 - $nil).

●	At May 31, 2018, the Company owed $nil (2017 - $6,196) to the President of the Company for reimbursable expenses incurred on the Company’s behalf. At August 31, 2017, the Company owed $5,329 (2016 - $10,477).

●	At May 31, 2018, the Company owed $396,359 ($181,070 and US$166,272) (2017 - $257,033 ($181,070 and US$56,269)) in consulting fees to a company controlled by the President of the Company. At August 31, 2017, the Company owed $271,984 ($181,070 and US$72,522) (2016 - $215,224 ($181,070 and US$26,040)).

●	At May 31, 2018, the Company owed $203,089 (US$156,850) (2017 - $63,243 (US$46,847)) in consulting fees to a company controlled by the CEO of the Company. At August 31, 2017, the Company owed $79,102 (US$63,100) (2016 - $34,154 (US$26,040)).

●	At May 31, 2018, the Company owed $383,411 ($181,070 and US$156,272) (2017 - $243,533 ($181,070 and US$46,269)) in consulting fees to a company controlled by a major shareholder of the Company. At August 31, 2017, the Company owed $259,448 ($181,070 and US$62,522) (2016 - $215,224 ($181,070 and US$26,040)) in consulting fees.

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

12. Related Party Transactions (cont’d)

●	At May 31, 2018, the Company owed $nil (2017 - $nil) in shareholder advances and $761 (2017 - $761) in accrued interest on these advances to the same major shareholder. At August 31, 2017, the Company owed $nil (2016 - $12,500) in shareholder advances and $761 (2016 - $761) in accrued interest on these advances.

●	At May 31, 2018, the Company owed $75,000 (2017 - $75,000) to a company controlled by the Company’s former CFO. At August 31, 2017, the Company owed $75,000 (2016 - $75,000).

During the nine months ended May 31, 2018, the Company had the following transactions with related parties:

●	The President of the Company advanced $nil during the nine months ended May 31, 2018 (2017 - $nil), and $nil to the Company during the year ended August 31, 2017 (2016 - $5,000). Interest expense of $5,205 was accrued on advances payable to the President of the Company during the nine months ended May 31, 2018 (2017 - $5,245) and $7,000 during the year ended August 31, 2017 (2016 - $7,696).

●	The CEO of the Company advanced $51,000 during the nine months ended May 31, 2018 (2017 - $nil), and $nil to the Company during the year ended August 31, 2017 (2016 - $nil). Interest expense of $5,263 was accrued on this advance payable to the CEO of the Company during the nine months ended May 31, 2018 (2017 - $nil) and $nil during the year ended August 31, 2017 (2016 - $nil).

●	Consulting fees paid or accrued as payable to a company controlled by the President of the Company were $118,732 (US$93,750) and $124,739 (US$94,613) for the nine months ended May 31, 2018 and 2017, respectively.

●	Consulting fees paid or accrued as payable to a company controlled by the CEO of the Company were $118,732 (US$93,750) and $124,739 (US$94,613) for the nine months ended May 31, 2018 and 2017, respectively.

●	Consulting fees paid or accrued as payable to a company controlled by a major shareholder of the Company were $118,732 (US$93,750) and $124,739 (US$94,613) for the nine months ended May 31, 2018 and 2017, respectively.

All transactions with related parties occurred in the normal course of business and were measured at the exchange amount, which was the amount of consideration agreed upon between management and the related parties.

Also see Notes 3, 13, 14 and 15.

13. Advances from Shareholders

Advances payable to shareholders totaled $145,000 at May 31, 2018 (2017 - $145,000) and $145,000 at August 31, 2017 (2016 - $157,500). These advances are unsecured and bear interest at 3% per annum. There are no repayment terms. Interest expense of $3,254 was accrued on these advances during the nine months ended May 31, 2018 (2017 - $3,255) and $4,351 during the year ended August 31, 2017 (2016 - $4,738). Accrued interest payable to shareholders totaled $16,636 at May 31, 2018 (2017 - $12,286), and $13,382 at August 31, 2017 (2016 - $9,031).

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

14. License Assignment Fee Payable

Pursuant to the amendment to the Share Exchange Agreement, the Company will pay an aggregate of US$1,000,000 to ZKC in the form of a one-time assignment fee. The assignment fee payable is repayable in monthly instalments of US$50,000 beginning on October 1, 2016. Upon completion of any equity financing pursuant to which the Company raises gross proceeds of at least US$1,000,000, the outstanding balance is to be repaid in full. At May 31, 2018, the balance of the license assignment fee payable to ZKC was US$545,000 ($705,666) (August 31, 2017 - US$545,000 ($683,212)). See Note 3.

15. Commitments

On November 16, 2015, the Company entered into a consulting agreement (the “ECC Agreement”) with Edgewater Consulting Corp., a private Ontario corporation (“ECC”). Pursuant to the ECC Agreement, ECC, through its principal, acted in the capacity of CFO of the Company. The ECC Agreement was terminated effective November 10, 2016. A signing bonus of 750,000 exchangeable preferred shares of Subco was issued on August 24, 2016. As at May 31, 2018, ECC is entitled to $75,000 (August 31, 2017 - $75,000) in accrued remuneration.

On December 1, 2015, the Company entered into consulting agreements with 1040614 Ontario Ltd., a private Ontario corporation (the “Old 1040614 Agreement”), and MCM Consulting, an Ontario sole proprietorship (the “Old MCM Agreement”, and together with the Old 1040614 Agreement, the “Old Agreements”). Pursuant to the Old 1040614 Agreement, the company, through its principal, performed various services related to business development, strategic planning and capital-raising for the Company. Pursuant to the Old MCM Agreement, the sole proprietor acted in the capacity of CEO of the Company. On June 13, 2016, the Old 1040614 and MCM Agreements were terminated and replaced by the 1040614 and MCM Agreements (see below). As at May 31, 2018, 1040614 and MCM are each entitled to $80,770 (August 31, 2017 - $80,770) in accrued remuneration in respect of the Old Agreements.

On February 4, 2016, the Company entered into a consulting agreement (the “Old ZKC Agreement”) with Zoran K Corporation, a private Ontario corporation (“ZKC”). Pursuant to the Old ZKC Agreement, ZKC, through its principal, acted in the capacity of the Company’s exclusive sales, marketing and product development agent. On June 13, 2016, the Old ZKC Agreement was terminated and replaced by the ZKC Agreement (see below). As at May 31, 2018, there is no remuneration payable (August 31, 2017 - $nil) by the Company under the Old ZKC Agreement.

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

At May 31, 2018, the Company had 57,532,843 shares of common stock legally issued and outstanding (2017 - 56,892,843 shares). At August 31, 2017, the Company had 56,892,843 shares of common stock legally issued and outstanding (2016 - 56,132,073 shares).

On June 28, 2013, pursuant to the Exchange Agreement, the Company acquired 39,015,439 common shares of TSI in exchange for the issuance of 39,015,439 preferred shares of Subco to the Selling Shareholders on a one-for-one basis. As a result of the Exchange Agreement, TSI became the Company’s majority-owned subsidiary. Each preferred share of Subco is exchangeable into one share of the Company’s common stock at the option of the holder subject to certain restrictions. As at May 31, 2018 and August 31, 2017, none of the preferred shares had been exchanged.

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

Common Stock Issuances

During the nine months ended May 31, 2018, the Company completed the following common stock transactions:

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

Stock Subscribed

During the nine months ended May 31, 2018, $10,000 in stock subscriptions was received pursuant to a private placement.

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

TROPIC INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

16. Stockholders’ Deficiency (cont’d)

Stock Purchase Warrants

The continuity of Canadian dollar denominated stock purchase warrants for the nine months ended May 31, 2018 is as follows:

Expiry Date	Price	August 31, 2017	Issued	Exercised	May 31, 2018
October 31, 2018	$0.80	130,000	—	—	130,000

At May 31, 2018, the weighted-average remaining contractual life of Canadian dollar warrants outstanding was 0.42 years (August 31, 2017 - 1.17).

The continuity of US dollar denominated stock purchase warrants for the nine months ended May 31, 2018 is as follows:

Expiry Date	Price	August 31, 2017	Issued	Exercised	May 31, 2018
September 30, 2018 – Finder	US$1.40	15,000	—	—	15,000
October 31, 2018	US$0.80	220,770	—	—	220,770
November 2, 2018	US$1.40	400,000	—	—	400,000
July 17, 2019 – Finder	US$1.40	—	5,000	—	5,000
September 7, 2019	US$1.40	—	630,000	—	630,000
		635,770	635,000	—	1,270,770

At May 31, 2018, the weighted-average remaining contractual life of US dollar warrants outstanding was 0.85 years (August 31, 2017 - 1.17 years).

The Company used the Black-Scholes Option Pricing Model to determine the fair values of unit warrants and finder’s warrants issued pursuant to private placements during the nine months ended May 31, 2018 and the year ended August 31, 2017 with the following assumptions:

	May 31, 2018	August 31, 2017
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	1.93%	0.54% - 0.55%
Expected stock price volatility	100.00%	100.00%
Expected life of warrants	0.33 – 1.27 years	2 years

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

This Report includes our interim unaudited consolidated financial statements as at and for the six months ended May 31, 2018. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All financial information in this Report is presented in Canadian dollars, unless otherwise indicated, and should be read in conjunction with our interim unaudited consolidated financial statements and the notes thereto included in this Report.

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

Results of Operations

Revenue

We did not generate any revenue during either the nine months ended May 31, 2018 or the same period in the prior year.

Production Costs

During the nine months ended May 31, 2018, we incurred production costs of $159,854, which was equal to our gross loss for the period. During the same period in the prior year, we incurred production costs and a gross loss of $385,864. Our production costs for the nine months ended May 31, 2018 included $140,600 in License Agreement amortization, $12,730 in patenting costs, $5,129 in depreciation and $1,395 in production-related consulting fees. During the nine months ended May 31, 2017, our production costs consisted of $282,553 in patent amortization, $73,453 in design and production costs, $22,500 in production-related consulting fees, $6,412 in depreciation and $946 in materials and supplies.

Expenses

During the nine months ended May 31, 2018, we incurred $504,285 in total general and administrative expenses, compared to $483,273 in such expenses during the same period in 2017.

Our expenses during the nine months ended May 31, 2018 consisted of $356,196 in management-related consulting fees, $34,396 in professional fees, $20,599 in rent, $18,027 in trust and filing fees, $13,722 in interest on advances from related parties/shareholders, $7,654 in office and miscellaneous expenses, $3,589 in travel and entertainment expenses, $1,653 in patent maintenance fees, $247 in marketing expenses and $48,202 in foreign exchange loss.

During the same period in the prior year, our expenses included $374,037 in management-related consulting fees, $44,334 in professional fees, $22,089 in office and miscellaneous expenses, $10,000 in rent, $9,497 in travel and entertainment expenses, $8,500 in interest on advances from related parties/shareholders, $7,666 in patent maintenance fees, $4,806 in trust and filing fees, $1,354 in marketing expenses, $732 in investor relations expenses and $258 in foreign exchange loss

Apart from the $47,944 foreign exchange difference between the two periods, our expenses were relatively consistent from period-to-period.

The significant management-related consulting fees we incurred over both periods were paid to our principal executive officers and directors and one consultant who provided management-related services to us and is also a major shareholder.

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

During the nine months ended May 31, 2018, we incurred a writedown of amounts receivable in the amount of $31,746 and a $187,306 gain associated with the revaluation of certain outstanding warrants to purchase shares of our common stock for the reason described above.

Net Loss

During the nine months ended May 31, 2018, we incurred a net loss and comprehensive loss of $508,579 and a net loss per share of $0.01. During the same period in the prior year, we experienced a net loss and comprehensive loss of $869,137 and a net loss per share of $0.02.

Liquidity and Capital Resources

As of May 31, 2018, we had $22,089 in cash, $129,723 in current assets, $1,330,460 in total assets, $3,117,694 in current liabilities, $3,335,079 in total liabilities and a working capital deficiency of $2,987,971. As of that date, we also had an accumulated deficit of $11,481,240.

During the nine months ended May 31, 2018, we spent $95,620 in net cash on operating activities, compared to $556,600 in net cash spending on operating activities during the same period in the prior year. The decrease of approximately 83% in our cash spending on operating activities between the two periods was primarily attributable to the decrease in our net loss as described above, as adjusted for certain changes in our assets and liabilities from period-to-period, and in particular an increase of $333,631 in our accounts payable and accrued liabilities.

We spent did not spend any cash on investing activities during the nine months ended May 31, 2018, whereas we spent $540,889 in net cash on investing activities during the same period in the prior year. All of this spending was related to license agreement costs ($538,800) and patent costs ($2,089).

During the nine months ended May 31, 2018, we received $54,565 in net cash from financing activities, compared to receiving $1,049,665 in net cash from financing activities during the same period in the prior year. Of the cash we received from financing activities during the current period, substantially all ($51,000) was in the form of advances from related parties, whereas all of the cash we received during the same period in the prior year was in the form of stock subscription received ($711,984) and proceeds from the issuance of our common stock ($395,580), less certain stock issuance costs ($19,899) and related party/shareholder advance repayments ($38,000).

During the nine months ended May 31, 2018, our cash decreased by $41,055 due to a combination of our operating and financing activities.

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

Going Concern

Our financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. As at May 31, 2018, we had a working capital deficiency of $2,987,971 and an accumulated deficit of $11,481,240. Our continuation as a going concern is dependent upon the continued financial support from our stockholders, our ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the period ended May 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: July 19, 2018	TROPIC INTERNATIONAL INC.

	By:	/s/ John Marmora
John Marmora
President, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

