Form 10-K
period 2018-08-31
NOTOX TECHNOLOGIES CORP.
filed 2018-12-14
CIK 844538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2018

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission file number 001-34911

NOTOX TECHNOLOGIES CORP.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $14,312,401.70, based on 7,532,843 shares of common stock and a price of $1.90 per share

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 57,545,343 as of December 14, 2018

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

PRESENTATION OF INFORMATION

Except as otherwise indicated by the context, references in this Report to “we”, “us” and “our” are to the combined business of Notox Technologies Corp. (formerly, Tropic International Inc.) and its consolidated subsidiaries. In this Report, the phrase the “Company” refers to Rockford Minerals Inc. prior to June 28, 2013.

This Report includes our audited consolidated financial statements as at and for the years ended August 31, 2018 and 2017. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All financial information in this Report is presented in Canadian dollars, unless otherwise indicated, and should be read in conjunction with our audited consolidated financial statements and the notes thereto included in this Report.

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

On February 22, 2017, the holders of 69.53% of the issued and outstanding preferred shares of Subco approved a change to the rights, privileges, restrictions and conditions attached to such shares by consent in writing in order to delete the “June 30, 2017” date in section 5(b) and replace it with “December 31, 2018”. This date represents the date on which all restrictions attached to the preferred shares will automatically expire unless extended by the approval of the holders thereof, and effectively meant that those shares could be exchanged into shares of our common stock for an additional 18 months, subject to certain limited exceptions.

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

RFTS Proposal

On February 20, 2017, we caused Notox to enter into a radio frequency treatment system (“RFTS”) proposal (the “Proposal”) with RBC Medical Innovations of Lenexa, Kansas (“RBC”) to develop the technology licensed by Notox. Under the Proposal, RBC is responsible for completing the design and production of the two main RTFS components, a generator console and a disposable treatment probe.

The material terms of the Proposal called for RBC to produce commercial-equivalent consoles and probes for use by Notox in human trials during the fourth quarter of 2017; test the consoles and probes for the purpose of providing technical data for FDA Section 510(k) and CE marking submissions; and perform volume production of the components. In exchange for these services, Notox agreed to pay RBC according to a staged, fixed-fee approach that includes a $56,000 initial payment, to be followed by two similarly-sized payments prior to the completion of the planning stage. The cost to complete the second (design and testing) and third (manufacturing transfer) stages are expected to be considerably more expensive, with exact numbers to be confirmed only upon the conclusion of the previous stage. In general, however, we plan to budget $1,750,000 to bring the console to market, plus up to $800,000 in order to develop the probe in a process to be led by RBC.

Over the past 12 months and for a variety of reasons, we decided to postpone the development of the Notox technology under the Proposal; however, we plan to continue pursuing the technology’s development with RBC or another FDA-certified service provider during the current fiscal year.

Name Change

On October 9, 2018, the holders of a majority of our issued and outstanding common stock on a fully-converted basis approved the following corporate actions:

●	a name change from Tropic International Inc. to Notox Technologies Corp. (the “Name Change”);

●	an authorized capital increase from 300,000,000 shares of common stock, par value $0.001, to 500,000,000 shares of common stock, par value $0.001 (the “Authorized Capital Increase”); and

●	an update to our existing bylaws by amending and restating them in their entirety to, among other things, reflect the Name Change (the “Bylaw Amendment”).

On November 19, 2018, we filed a Certificate of Amendment with the Nevada Secretary of State in order to effect the Name Change and Authorized Capital Increase. Generally speaking, the purpose of the Authorized Capital Increase was to reorganize our capital structure, which management believes will better position us to attract financing, while the purpose of the Bylaw Amendment was to modernize our bylaws and make them more comprehensive.

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

Notox’s failure to achieve either of the foregoing milestones by the required dates, without satisfactory justification, will constitute a material breach of the License Agreement, as amended, giving the Clinic the right, but not the obligation, to convert the agreement to a non-exclusive license or terminate the agreement altogether. In addition, within 30 days of Notox’s receipt of initial regulatory approval, Notox is required to reimburse the Clinic for at least US$115,495 in patenting costs incurred as of July 1, 2016. All such costs incurred by the Clinic after that date will, at the Clinic’s option, either be paid directly by Notox or by the Clinic with the Clinic invoicing Notox, provided that Notox has no obligation to pay or reimburse the Clinic until after that regulatory approval has been obtained. Upon the termination or expiration of the License Agreement, all accrued and unreimbursed patenting costs become immediately due and payable by Notox to the Clinic. As of August 31, 2018, all accrued and unreimbursed patenting costs totalled $227,707 (US$174,421).

Tanning System

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

Item 1A. Risk Factors

Not required.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our executive office is located at 95 Mural Street, Suite 600, Richmond Hill, Ontario, Canada L4B 3G2. We have leased this space at a cost of approximately $21,000 per year plus applicable taxes since August 31, 2017.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

General

As of the date of this Report, we have 57,545,343 shares of common stock issued and outstanding and outstanding warrants to purchase 635,000 shares of our common stock at prices ranging from US$0.80 to US$1.40. In addition, Subco has 50,601,750 preferred shares issued and outstanding, each of which is exchangeable into one share of our common stock in accordance with the rights, privileges, restrictions and conditions attached to such preferred shares.

We do not have any outstanding options or other securities convertible into shares of our common stock.

Market Information

Our common stock is not traded on any exchange; however, it is quoted on the OTC Bulletin Board and OTCQB under the symbol “NTOX”. OTC Bulletin Board and OTCQB securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board and OTCQB securities transactions are conducted through a telephone and computer network connecting dealers. OTC Bulletin Board and OTCQB issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

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

OTCQB
Quarter Ended	High (US$)	Low (US$)
August 31, 2018	2.00	2.00
May 31, 2018	2.60	1.45
February 28, 2018	1.90	1.50
November 30, 2017	2.00	0.60
August 31, 2017	2.60	0.55
May 31, 2017	2.60	2.60
February 28, 2017	2.60	2.60
November 30, 2016	2.60	1.25

Holders

As of the date of this Report, there are approximately 60 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

On November 27, 2018, we issued and sold 12,500 shares of common stock to one non-U.S. investor upon the exercise of warrants at a price of $0.80 per share in exchange for gross proceeds of $10,000.

The shares were offered and sold in a private transaction in reliance upon the exemption from registration provided by Rule 903 of Regulation S promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Our reliance on Rule 903 of Regulation S was based on the fact that the non-U.S. investor was not a “U.S. person” as that term is defined in Rule 902(k) of Regulation S, that the investor acquired the units for investment purposes for his own respective account and not as a nominee or agent, and not with a view to the resale or distribution thereof, and that the investor understood that the shares may not be sold or otherwise disposed of without registration under the Securities Act and any applicable state securities laws, or an applicable exemption or exemptions therefrom.

Other than as described above or as disclosed in previous quarterly reports on Form 10-Q or current reports on Form 8-K, we did not issue any equity securities that were not registered under the Securities Act during the fiscal year ended August 31, 2018.

Purchases of Equity Securities by the Issuer and “Affiliated Purchasers”

We did not purchase any shares of our common stock or other securities during the year ended August 31, 2018.

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

Results of Operations

Revenue

We did not generate any revenue during the years ended August 31, 2018 or 2017.

Production Costs

During the year ended August 31, 2018, we incurred production costs of $216,617, which was equal to our gross loss for the period. During the year ended August 31, 2017, we incurred production costs of $1,064,118, which was also equal to our gross loss for the period. Our production costs during both years were attributable to a combination of amortization of the License Agreement ($187,466 in each year), production-related consulting fees ($2,820 in the current year vs. $27,700 in the prior year), depreciation ($5,129 in the current year vs. $8,550 in the prior year), patenting costs ($21,201 in the current year vs. $197,765 in the prior year) and a writedown of inventory ($1 in the current year vs. $122,101 in the prior year). In addition, during the prior year we incurred $376,423 in amortization related to the US Patent, $143,153 in design and production costs attributable to the Proposal and $960 in materials and supplies.

Expenses

During the year ended August 31, 2018, we incurred $803,456 in total general and administrative expenses, compared to $615,208 in such expenses during the year ended August 31, 2017.

Our expenses during the year ended August 31, 2018, consisted of $384,829 in management-related consulting fees, $167,123 in interest on the license assignment fee payable to ZKC, $105,744 in professional fees, $25,918 in rent, $24,016 in trust and filing fees, $12,407 in office and miscellaneous expenses, $10,549 in interest on advances from related parties/shareholders, $6,331 in travel and entertainment expenses, $1,653 in patent maintenance fees and $447 in marketing expenses, plus a foreign exchange loss of $64,439.

During the prior year, our expenses included $507,004 in management-related consulting fees, $82,873 in professional fees, $23,000 in travel and entertainment expenses, $22,056 in office and miscellaneous expenses, $13,367 in trust and filing fees, $12,950 in rent, $11,351 in interest on advances from related parties/shareholders, $7,666 in patent maintenance fees, $2,248 in marketing expenses and $732 in investor relations expenses, as offset by a $68,039 foreign exchange gain.

Apart from the $122,175 decrease in our management-related consulting fees between the two years, the $167,123 in interest on the license assignment fee we accrued during the current year, and the change in foreign exchange gain/loss, our expenses were relatively consistent from year-to-year.

The significant management-related consulting fees we incurred over both years were paid to our principal executive officers and one consultant who provided management-related services to us and is also a major shareholder.

Other Items

During the year ended August 31, 2018, we incurred a $49,755 writedown of amounts receivable and a $29,068 loss on the disposal of equipment, which was partially offset by a recovery of inventory written down in the amount of $1,996. During the same year, we also incurred a $286,075 gain on the revaluation of warrants to purchase shares of our common stock, most of which was associated with the expiry of certain of the warrants.

During the prior year, we incurred a patent writedown in the amount of $3,381,362 associated with the U.S., Australian, Canadian and Chinese patents, as well as a $20,332 writedown of amounts receivable. These were offset to some extent by a $9,333 gain associated with the revaluation of certain then-outstanding warrants to purchase shares of our common stock.

Net Loss

During the year ended August 31, 2018, we incurred a net loss and comprehensive loss of $810,825 and a net loss per shares of $0.01. During the prior year, we experienced a net loss and comprehensive loss of $5,071,687, approximately 2/3 of which was attributable to the patent writedown described above, and a net loss per share of $0.09.

Liquidity and Capital Resources

As of August 31, 2018, we had $5,664 in cash, $102,013 in current assets, $1,226,816 in total assets, $3,305,974 in current liabilities, $3,533,681 in total liabilities and a working capital deficiency of $3,203,961. As of that date, we also had an accumulated deficit of $11,783,486.

During the year ended August 31, 2018, we spent $112,045 in cash on operating activities, compared to $592,051 in cash spending on operating activities during the prior year. The 81% decrease in our cash spending on operating activities during the fiscal year ended August 31, 2018 was primarily attributable to certain changes in our assets and liabilities during our most recently completed fiscal year, the most significant of which by far was the $507,090 increase in our accounts payable and accrued liabilities from year-to-year.

We spent $nil and $665,878 in cash on investing activities during the years ended August 31, 2018 and 2017, respectively. Substantially the entire amount in the prior year was attributable to the License Agreement.

During the year ended August 31, 2018, we received $54,565 in cash from financing activities, including $51,000 in advances from related parties/shareholders and $10,000 in stock subscriptions, less $6,435 in stock issue costs. During the prior year, we received $1,176,355 cash from financing activities, including $838,674 in stock subscriptions and $395,580 in proceeds from the issuance of our common stock, less $19,899 in stock issue costs and $38,000 in advances that we repaid to related parties and shareholders.

During the year ended August 31, 2018, our cash decreased by $57,480 due to a combination of our operating and financing activities.

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

Critical Accounting Policies

Intangible Assets

Patents

The US Patent is recorded at the value attributed to the shares issued by Tropic Spa in connection with its acquisition less accumulated amortization and impairment writedowns. The US Patent was issued on September 29, 2009 and is effective until September 29, 2026. The Australian, Canadian and Chinese Patents are recorded at the application costs incurred less accumulated amortization and impairment writedowns. The Australian Patent was issued on October 16, 2014 and is effective until April 5, 2027. The Canadian Patent was issued on June 21, 2016 and is effective until April 5, 2027. The Chinese Patent was issued on December 28, 2016 and is effective until February 1, 2033. Upon expiration, the patents can be extended subject to certain changes required to secure the extension. Although the effects of obsolescence, demand, competition and other economic factors (such as stability of the industry, technological advances and legislative action that results in an uncertain or changing regulatory environment) can have an adverse effect on the industry and saleability of patented products, management is not currently aware of any known adverse factors that will affect the patents in the future.

Costs incurred for patents which are in the process of being completed will be amortized over the life of the patent when the patent is issued.

At the time that the patents were issued, we did not believe that there were any limits to how long the Home Mist Tanning units could sell in the market place. Accordingly, management had determined that the best estimate of the useful lives of the US, Australian, Canadian and Chinese Patents were 17, 13, 11 and 16 years, respectively. At this time, we do not believe that the patents will have a residual value at the end of their useful lives.

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

Amortization and Impairment

Definite-lived intangible assets are required to be amortized using a method that reflects the pattern in which the economic benefits of the intangible assets are consumed or utilized. Management was not able to determine with any amount of certainty the number of Home Mist Tanning units that would be sold over the useful lives of the patents. Accordingly, the patents were being amortized on a straight-line basis over the period of their useful lives. The License Agreement is being amortized over eight years based on management’s best estimate of the time required to develop the four verticals as explained above.

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

Because of the unique nature of a patent and a license agreement, income-producing definite-lived intangible assets, the calculation of cash flows can be very difficult to estimate. In this case, the estimated cash flows reflect the direct revenue expected to be generated by the License Agreement as well as an allocation of expenses.

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

Item 8. Financial Statements and Supplementary Data

Notox Technologies Corp.

Consolidated Financial Statements

Year Ended August 31, 2018

(Expressed in Canadian dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Notox Technologies Corp. (formerly Tropic International Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Notox Technologies Corp. (formerly Tropic International Inc.) (the “Company”) as of August 31, 2018 and 2017, the related consolidated statements of loss and comprehensive loss, stockholders’ equity (deficiency) and cash flows for each of the three years in the period ended August 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as at August 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2018, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has had a deficit since inception and has working capital and stockholders’ deficiencies that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

CHARTERED PROFESSIONAL ACCOUNTANTS

We have served as the Company’s auditor since 2010.

Vancouver, Canada

December 12, 2018

NOTOX TECHNOLOGIES CORP. (FORMERLY TROPIC INTERNATIONAL INC.)

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN CANADIAN DOLLARS)

	August 31, 2018	August 31, 2017
ASSETS
Current assets:
Cash	$5,664	$63,144
Amounts receivable	72,301	84,290
Inventory (Note 8)	—	1
Prepaid expenses	24,048	28,624
Total current assets	102,013	176,059
Equipment, net (Note 7)	—	34,197
Patents, net (Note 8)	4	4
License agreement, net (Notes 3 and 9)	1,124,799	1,312,265
Total assets	$1,226,816	$1,522,525

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable and accrued liabilities (Notes 10 and 11)	$1,582,691	$1,075,601
Advances from related parties/shareholders (Notes 11 and 12)	477,509	415,960
License assignment fee and accrued interest payable (Notes 3 and 13)	882,257	683,212
Stock purchase warrants (Notes 4 and 15)	353,517	297,378
Stock subscribed (Note 15)	10,000	838,674
Total current liabilities	3,305,974	3,310,825
Due to the Clinic (Note 3)	227,707	197,765
	3,533,681	3,508,590

Stockholders’ deficiency (Note 15):
Common stock	1,018,256	526,182
Additional paid-in capital	8,458,365	8,460,414
Deficit	(11,783,486)	(10,972,661)
Total stockholders’ deficiency	(2,306,865)	(1,986,065)
Total liabilities and stockholders’ deficiency	$1,226,816	$1,522,525

Contingent liability (Note 19)

See accompanying notes to the consolidated financial statements.

NOTOX TECHNOLOGIES CORP. (FORMERLY TROPIC INTERNATIONAL INC.)

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(EXPRESSED IN CANADIAN DOLLARS)

	Years Ended August 31,
	2018	2017	2016
Revenue:
Sales	$—	$—	$863

Production costs:
Amortization – license agreement (Note 9)	187,466	187,466	—
Amortization – patent (Note 8)	—	376,423	374,228
Consulting fees – production	2,820	27,700	31,200
Depreciation (Note 7)	5,129	8,550	10,687
Design and production – NRFTS	—	143,153	—
Materials and supplies	—	960	10,071
Patenting costs – the Clinic (Note 3)	21,201	197,765	—
Writedown of inventory (Note 8)	1	122,101	365
Total production costs	216,617	1,064,118	426,551
Gross loss	(216,617)	(1,064,118)	(425,688)

General and administration:
Consulting fees – management (Note 11)	384,829	507,004	422,706
Interest on advances from related parties/shareholders (Notes 11 and 12)	10,549	11,351	12,434
Interest on license assignment fee payable (Note 13)	167,123	—	—
Investor relations	—	732	—
Loss (gain) on foreign exchange	64,439	(68,039)	3,558
Marketing	447	2,248	9,007
Office and miscellaneous	12,407	22,056	21,934
Patent maintenance fees	1,653	7,666	—
Professional fees	105,744	82,873	81,929
Rent	25,918	12,950	13,200
Travel and entertainment	6,331	23,000	12,417
Trust and filing fees	24,016	13,367	20,627
Total general and administration	803,456	615,208	597,812
Loss before other items and income taxes	(1,020,073)	(1,679,326)	(1,023,500)
Other items:
Gain on revaluation of warrants	286,075	9,333	—
Writedown of amounts receivable	(49,755)	(20,332)	—
Loss on disposal of equipment (Note 7)	(29,068)	—	—
Recovery of inventory written down	1,996	—	—
Writedown of patents (Note 8)	—	(3,381,362)	(6,793)
Loss before income taxes	(810,825)	(5,071,687)	(1,030,293)
Income taxes	—	—	—
Net loss and comprehensive loss	$(810,825)	$(5,071,687)	$(1,030,293)

Net loss per share – basic and diluted (Note 5)	$(0.01)	$(0.09)	$(0.06)

Weighted-average number of shares outstanding	57,520,185	56,606,971	16,924,423

See accompanying notes to the consolidated financial statements.

NOTOX TECHNOLOGIES CORP. (FORMERLY TROPIC INTERNATIONAL INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN CANADIAN DOLLARS)

	Years Ended August 31,
	2018	2017	2016

Cash Flows Used In Operating Activities
Net loss	$(810,825)	$(5,071,687)	$(1,030,293)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization – license agreement	187,466	187,466	—
Amortization – patent	—	376,423	374,228
Depreciation	5,129	8,550	10,687
Unrealized foreign exchange on license assignment fee payable	28,285	—	—
Unrealized foreign exchange on license assignment fee payable interest payable	3,637	—	—
Unrealized foreign exchange on due to the Clinic	8,741	—	—
Writedown of amounts receivable	49,755	20,332	—
Writedown of inventory	1	122,101	365
Loss on disposal of equipment	29,068	—
Writedown of patents	—	3,381,362	6,793
Gain on revaluation of warrants	(286,075)	(9,333)	—
Changes in assets and liabilities:
Amounts receivable	(37,766)	(28,884)	(72,057)
Inventory	—	216	8,019
Prepaid expenses	4,576	(25,324)	—
Accounts payable and accrued liabilities	507,090	237,611	520,658
Due to the Clinic	21,201	197,765	—
Interest accrued on advances from related parties/shareholders	10,549	11,351	12,434
Interest accrued on license assignment fee payable	167,123	—	—
Net cash used in operating activities	(112,045)	(592,051)	(169,166)

Cash Flows Used In Investing Activities
Patent costs	—	(2,090)	(14,949)
License agreement	—	(663,788)	—
Cash transferred upon acquisition of Notox	—	—	131
Net cash used in investing activities	—	(665,878)	(14,818)

Cash Flows Provided By Financing Activities
Proceeds from issuance of common stock	—	395,580	—
Stock issue costs	(6,435)	(19,899)	—
Stock subscriptions received	10,000	838,674	315,366
Advances from related parties/shareholders	51,000	—	5,000
Repayment of advances from related parties/shareholders	—	(38,000)	—
Net cash provided by financing activities	54,565	1,176,355	320,366

Increase (decrease) in cash during the year	(57,480)	(81,574)	136,382
Cash, beginning of year	63,144	144,718	8,336
Cash, end of year	$5,664	$63,144	$144,718

Supplementary Information:

On November 2, 2016, the Company issued 15,000 finder’s stock purchase warrants valued at $8,742. See Note 15.

On November 23, 2016, the Company incurred a license assignment fee payable in the amount of $1,347,000 (US$1,000,000) relating to the acquisition of the License Agreement from ZHC. See Note 3.

The gross proceeds of $838,674 relating to the stock issued on September 21, 2017 were reported as stock subscribed at August 31, 2017. See Note 15.

On September 7, 2017, the Company issued 5,000 finder’s stock purchase warrants valued at $2,581. See Note 15.

See accompanying notes to the consolidated financial statements.

NOTOX TECHNOLOGIES CORP. (FORMERLY TROPIC INTERNATIONAL INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(EXPRESSED IN CANADIAN DOLLARS)

	Common Stock			Additional		Total stockholders’
	* Common Stock	Amount	Stock subscribed	paid-in capital	Deficit	equity (deficiency)
Balance at August 31, 2015	6,132,073	$12,612	$30,000	$8,431,728	$(4,870,681)	$3,603,659
Stock subscribed	—	—	315,366	—	—	315,366
Stock issued for asset acquisition (Note 3)	50,000,000	127,920	—	—	—	127,920
Net loss	—	—	—	—	(1,030,293)	(1,030,293)
Balance at August 31, 2016	56,132,073	140,532	345,366	8,431,728	(5,900,974)	3,016,652
Stock issued for cash	760,770	414,291	(345,366)	28,686	—	97,611
Stock issue costs – cash	—	(19,899)	—	—	—	(19,899)
Stock issue costs – finder’s warrants	—	(8,742)	—	—	—	(8,742)
Net loss	—	—	—	—	(5,071,687)	(5,071,687)
Balance at August 31, 2017	56,892,843	526,182	—	8,460,414	(10,972,661)	(1,986,065)
Stock issued for cash	630,000	491,041	—	—	—	491,041
Stock issue costs – cash	—	(6,435)	—	—	—	(6,435)
Stock issue costs – finder’s warrants	—	(2,581)	—	—	—	(2,581)
Warrants exercised	10,000	10,049	—	(2,049)	—	8,000
Net loss	—	—	—	—	(810,825)	(810,825)
Balance at August 31, 2018	57,532,843	$1,018,256	$—	$8,458,365	$(11,783,486)	$(2,306,865)

* The above presentation reflects a 1:2 reverse split of the Company’s common stock on August 25, 2016. See Note 15.

See accompanying notes to the consolidated financial statements.

NOTOX TECHNOLOGIES CORP. (FORMERLY TROPIC INTERNATIONAL INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

1. Company Overview and Basis of Presentation

Nature and History of Operations

Notox Technologies Corp. (formerly Tropic International Inc.) (the “Company”) was incorporated under the laws of the state of Nevada on October 29, 2007. The Company was a natural resource exploration company with an objective of acquiring, exploring and, if warranted and feasible, developing natural resource properties. Activities during the exploration stage included developing the business plan and raising capital.

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

On December 6, 2013, the Company changed its name to Tropic International Inc. as a result of a merger with a wholly-owned subsidiary incorporated solely to effect the name change. On November 19, 2018, the Company again changed its name to Notox Technologies Corp. See Note 20.

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

On October 16, 2014, the Company, through TSI, obtained an Australian patent (the “Australian Patent”), incurring application costs of $4,976. On June 21, 2016, the Company, through TSI, obtained a Canadian patent (the “Canadian Patent”), incurring application costs of $17,406. On December 28, 2016, the Company, through TSI, obtained a Chinese patent (the “Chinese Patent”), incurring application costs of $5,806. Costs incurred are recorded as intangible assets. On August 31, 2017, the net carrying amount of the patents was written down to a nominal amount of $4 (see Note 8).

As reflected in the accompanying consolidated financial statements, the Company has a deficit of $11,783,486 (August 31, 2017 - $10,972,661) since inception, a working capital deficiency of $3,203,961 (August 31, 2017 - $3,134,766) and a stockholders’ deficiency of $2,306,865 (August 31, 2017 - $1,986,065). This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to raise additional capital and to implement its business plan. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management has evaluated the Company’s ability to continue as a going concern by assessing its ability to meet its obligations as they become due within one year from the date of issue of the financial statements. Management’s assessment included the following factors:

●	The Company’s financial condition as at the date of issue of the financial statements;

NOTOX TECHNOLOGIES CORP. (FORMERLY TROPIC INTERNATIONAL INC.)

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

The Company’s operating expenses are estimated to be approximately $100,000 per year. As at August 31, 2018, the Company’s current cash liabilities total approximately $2,942,000 (August 31, 2017 - $2,175,000). Of this amount, approximately $2,607,000 – accounts payable and accrued liabilities ($1,248,000), advances from related parties/shareholders ($477,000) and license assignment fee payable ($882,000) – is payable to related parties and/or major shareholders who have not and will not require payment until such time as sufficient cash flow is available. To the extent the remaining $335,000 cannot be deferred and sufficient equity financing has not been raised to make the payment required, management will advance funds to the Company, if appropriate.

The Company’s CEO and President have committed to providing financing if and when necessary to fund the Company’s estimated $100,000 cash operating expenses for the year ended August 31, 2019.

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

NOTOX TECHNOLOGIES CORP. (FORMERLY TROPIC INTERNATIONAL INC.)

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

On November 23, 2016, the Company, Notox and the Notox Shareholders entered into an amendment to the Share Exchange Agreement in order to clarify certain sections in the Share Exchange Agreement, to provide for an assignment fee and to describe how the Company will use the proceeds of any equity financing completed after the Second Closing Date. In consideration for inducing ZHC to enter into the Assignment Agreement, the Company agreed to pay an aggregate of US$1,000,000 to ZKC in the form of a one-time assignment fee. See Note 13.

On December 1, 2012, ZHC and the Clinic entered into the License Agreement whereby the Clinic granted ZHC an exclusive worldwide license and a non-exclusive worldwide license in the field of aesthetics and pain to make, use, offer to sell, sell and import certain products throughout the term of the License Agreement. The term continues until the expiration of the last to expire of certain patents. The License Agreement was amended on July 30, 2013 and July 1, 2016. Pursuant to the License Agreement, as amended, Notox is the licensee under the License Agreement and is solely responsible for making all regulatory filings and securing regulatory approval for the products covered by the License Agreement. The Clinic will receive a royalty based on the sale of certain products, a milestone payment within 30 days following the first commercial sale of such products and a percentage of any sublicensing revenues. Royalties and other payments are payable quarterly. Notox is required to achieve two commercial milestones: regulatory filings submitted to regulatory authorities by November 30, 2019 and first commercial sale within nine months following regulatory approval. Failure to achieve these milestones, without satisfactory justification, constitutes a material breach of the License Agreement giving the Clinic the right, but not the obligation, to convert the License Agreement to a non-exclusive license or terminate the License Agreement. The Clinic has the right to verify Notox’s compliance with the License Agreement.

NOTOX TECHNOLOGIES CORP. (FORMERLY TROPIC INTERNATIONAL INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

3. Asset Acquisition and License Agreement (cont’d)

Within 30 days following Notox’s receipt of the first regulatory approval, Notox is required to reimburse the Clinic for current patenting costs. All patenting costs, patent office fees and outside patent counsel costs will, at the Clinic’s option, either be paid directly by Notox or by the Clinic with the Clinic invoicing Notox, provided that Notox has no obligation to pay or reimburse the Clinic until after first regulatory approval has been obtained. Upon termination or expiration of the License Agreement, all accrued and unreimbursed patenting costs become immediately due and payable to the Clinic. As of August 31, 2018, all accrued and unreimbursed patenting costs totalled US$174,421 ($227,707) (August 31, 2017 - US$157,758 ($197,765)).

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

Acquired intangible assets are recognized and initially measured based on their fair value plus transaction costs incurred as part of the acquisition. There was no active market to reliably determine the fair value of the License Agreement acquired. Therefore, the fair value of the License Agreement was based on the par value of the common stock exchanged by the Company.

The fair value and gross carrying value of the License Agreement is as follows:

License Agreement	$133,212
Cash	131
Accrued liabilities	(5,423)
Capital stock exchanged (50,000,000 shares at US$0.002 per share)	$127,920

Fair value of License Agreement	$133,212
Acquisition costs	19,519
Assignment fee (US$1,000,000)	1,347,000
Gross carrying value of License Agreement	$1,499,731

See Note 9.

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

NOTOX TECHNOLOGIES CORP. (FORMERLY TROPIC INTERNATIONAL INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

4. Summary of Significant Accounting Policies (cont’d)

Concentration of Risk

The financial instrument which potentially subjects the Company to a concentration of credit risk is cash. The Company places its cash in an account with a high credit quality financial institution.

Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain significant accounting policies. There have been no material changes to the Company’s significant accounting policies that are disclosed in the consolidated financial statements and notes thereto during the period ended August 31, 2018.

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

Intangible Assets

Patents

The US Patent is recorded at the value attributed to the shares issued by TSI in connection with its acquisition less accumulated amortization and impairment writedowns. The US Patent was issued on September 29, 2009 and is effective until September 29, 2026. The Australian, Canadian and Chinese Patents are recorded at the application costs incurred less accumulated amortization and impairment writedowns. The Australian Patent was issued on October 16, 2014 and is effective until April 5, 2027. The Canadian Patent was issued on June 21, 2016 and is effective until April 5, 2027. The Chinese Patent was issued on December 28, 2016 and is effective until February 1, 2033. Upon expiration, the patents can be extended subject to certain changes required to secure the extension. Although the effects of obsolescence, demand, competition and other economic factors (such as stability of the industry, technological advances and legislative action that results in an uncertain or changing regulatory environment) can have an adverse effect on the industry and saleability of patented products, management is not currently aware of any known adverse factors that will affect the patents in the future.

Costs incurred for patents which are in the process of being completed will be amortized over the life of the patent when the patent is issued.

NOTOX TECHNOLOGIES CORP. (FORMERLY TROPIC INTERNATIONAL INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

4. Summary of Significant Accounting Policies (cont’d)

At the time that the patents were issued, the Company did not believe that there were any limits to how long the Home Mist Tanning units could sell in the market place. Accordingly, management had determined that the best estimates of useful lives of the US, Australian, Canadian and Chinese Patents were 17, 13, 11 and 16 years, respectively. At this time, the Company does not believe that the patents will have a residual value at the end of their useful lives.

License Agreement

The License Agreement is recorded at estimated fair value plus acquisition costs less accumulated amortization and impairment writedowns. The term of the License Agreement continues until the expiration of the last to expire of the Licensed Patents (as defined in the License Agreement). All costs related to the development of the licensed technology are expensed as incurred.

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

Amortization and Impairment

Definite-lived intangible assets are required to be amortized using a method that reflects the pattern in which the economic benefits of the intangible assets are consumed or utilized. Management was not able to determine with any amount of certainty the number of Home Mist Tanning units that would be sold over the useful lives of the patents. Accordingly, the patents were being amortized on a straight-line basis over the period of their useful lives. The License Agreement is being amortized over eight years based on management’s best estimate of the time required to develop the four verticals as explained above.

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

Because of the unique nature of a patent and a license agreement, income-producing definite-lived intangible assets, the calculation of cash flows can be very difficult to estimate. In this case, the estimated cash flows reflect the direct revenue expected to be generated by the License Agreement as well as an allocation of expenses.

Leases

The Company currently rents premises pursuant to an operating lease.

NOTOX TECHNOLOGIES CORP. (FORMERLY TROPIC INTERNATIONAL INC.)

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

Production Costs

Production costs consist of patent and license agreement amortization, production consulting fees, equipment depreciation, design and production costs, materials and supplies and patenting costs.

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

NOTOX TECHNOLOGIES CORP. (FORMERLY TROPIC INTERNATIONAL INC.)

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

5. Loss Per Share

The following table sets forth the computation of loss per share:

	For the Years Ended August 31,
	2018	2017	2016
Net loss per share:
Net loss	$(810,825)	$(5,071,687)	$(1,030,293)
Weighted-average shares outstanding:
Common stock	57,532,843	56,892,843	56,132,073
Number of shares used in per share computations	57,520,185	56,606,971	16,924,423
Loss per share	$(0.01)	$(0.09)	$(0.06)

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

NOTOX TECHNOLOGIES CORP. (FORMERLY TROPIC INTERNATIONAL INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

7. Equipment, Net

Equipment, at cost, consisted of:

	August 31, 2018	August 31, 2017
Mould equipment	$155,300	$155,300
Website	28,875	28,875
Equipment at cost	184,175	184,175
Accumulated depreciation	(155,107)	(149,978)
Loss on disposal of equipment	(29,068)	—
Equipment, net	$—	$34,197

Depreciation was $5,129 and $8,550 for the years ended August 31, 2018 and 2017, respectively.

8. Patents, Net

The following tables provide information regarding the patents:

	August 31, 2018
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

NOTOX TECHNOLOGIES CORP. (FORMERLY TROPIC INTERNATIONAL INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

8. Patents, Net (cont’d)

During fiscal 2017, management was in the process of changing its focus in respect of the marketing and sale of tanning units and associated products. Management’s intention was to license commercial tanning units for use in stores and spas in the United States, to sell personal tanning units internationally and to supply the spray tan solution for those units. Ultimately, management was not in a position to be able to estimate the future cash flows attributable to the patents with any degree of certainty. Accordingly, the patents were written down to a nominal amount of $4 at August 31, 2017.

In connection with the writedown of the patents, the fact that there had been minimal sales and no comparable products on the market to use as a point of reference, management was not able to determine whether inventory was stated at the lower of cost or market. Accordingly, inventory was written down to a nominal amount of $1 at August 31, 2017.

During the year ended August 31, 2018, the Company discontinued its pursuit of the marketing and sale of the tanning units and associated products. Accordingly, inventory was written off at August 31, 2018.

9. License Agreement, Net

	August 31, 2018
	Gross carrying amount	Accumulated amortization	Net carrying amount
License Agreement	$1,499,731	$374,932	$1,124,799

	August 31, 2017
	Gross carrying amount	Accumulated amortization	Net carrying amount
License Agreement	$1,499,731	$187,466	$1,312,265

As of August 31, 2018, amortization expense on the License Agreement for the next six years was expected to be as follows:

Amount
Year ending:
2019	$187,466
2020	187,466
2021	187,466
2022	187,466
2023	187,466
2024	187,469
Total	$1,124,799

The Company has transitioned away from the manufacturing and marketing of Home Mist Tanning units to the designing, developing and marketing of technology for the treatment of neuromuscular defects, named Notox. The Company is currently in the design and prototype development stages and its objective is the completion of clinical testing trials for the purpose of obtaining Food and Drug Administration (“FDA”) 510(k) approval. Pursuant to the License Agreement, the Company is required to submit regulatory filings by November 30, 2019. During the current year, the Company was focused on in-depth market research for the purpose of understanding the global market for its technology, designing its brand and internal and external communications protocol to effectively communicate its vision to strategic partners, clinics and patients. The Company has prepared a five-year proforma projection of the undiscounted future cash flows attributable to the License Agreement, with the first year commencing upon completion of the design and receiving the FDA 510(k) approval. The Company’s CEO and President have committed to providing financing if and when necessary to fund the operating expenses until September 30, 2019.

NOTOX TECHNOLOGIES CORP. (FORMERLY TROPIC INTERNATIONAL INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

9. License Agreement, Net (cont’d)

Also see Notes 1, 3 and 4.

10. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of:

	August 31, 2018	August 31, 2017
Trade payables	$1,412,277	$929,855
Vendor accruals	170,414	145,746
Accounts payable and accrued liabilities	$1,582,691	$1,075,601

11. Related Party Transactions

The following amounts were payable to the Company’s related parties:

●	At August 31, 2018, the Company owed $232,000 in advances payable to the President of the Company (2017 - $232,000). These advances are unsecured and bear interest at 3% per annum. Of this amount, $219,500 is due on demand and $12,500 has no repayment terms. Accrued interest payable to the President totaled $32,538 at August 31, 2018 (2017 - $25,578).

●	At August 31, 2018, the Company owed $51,000 (2017 - $nil) in advances payable to the CEO of the Company. This balance bears no interest and has no repayment terms.

●	At August 31, 2018, the Company owed $15,737 (2017 - $5,329) to the President of the Company for reimbursable expenses incurred on the Company’s behalf.

●	At August 31, 2018, the Company owed $438,935 ($181,070 and US$197,522) (2017 - $271,984 ($181,070 and US$72,522)) in consulting fees to a company controlled by the President of the Company.

●	At August 31, 2018, the Company owed $245,564 (US$188,100) (2017 - $79,102 (US$63,100)) in consulting fees to a company controlled by the CEO of the Company.

●	At August 31, 2018, the Company owed $330,688 ($181,070 and US$114,606) (2017 - $259,448 ($181,070 and US$62,522)) in consulting fees to a company controlled by a major shareholder of the Company.

●	At August 31, 2018, the Company owed $nil (2017 - $nil) in shareholder advances and $nil (2017 - $761) in accrued interest on these advances to the same major shareholder.

●	At August 31, 2018, the Company owed $75,000 (2017 - $75,000) in consulting fees to a company controlled by the Company’s former CFO.

During the year ended August 31, 2018, the Company had the following transactions with related parties:

●	The President of the Company advanced $nil during the year ended August 31, 2018 (2017 - $nil). Interest expense of $6,960 was accrued on advances payable to the President of the Company during the year ended August 31, 2018 (2017 - $7,000).

NOTOX TECHNOLOGIES CORP. (FORMERLY TROPIC INTERNATIONAL INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

11. Related Party Transactions (cont’d)

●	The CEO of the Company advanced $51,000 during the year ended August 31, 2018 (2017 - $nil). These advances are unsecured, bear no interest and have no repayment terms.

●	Consulting fees paid or accrued as payable to a company controlled by the President of the Company were $159,674 (US$125,000), $163,466 (US$125,000) and $136,665 ($102,870 and US$26,040) for the years ended August 31, 2018, 2017 and 2016, respectively.

●	Consulting fees paid or accrued as payable to a company controlled by the CEO of the Company were $159,674 (US$125,000), $163,466 (US$125,000) and $67,509 (US$56,040) for the years ended August 31, 2018, 2017 and 2016, respectively.

●	Consulting fees paid or accrued as payable to a company controlled by a major shareholder of the Company were $65,481 (US$52,083), $163,466 (US$125,000) and $136,665 ($102,870 and US$26,040) for the years ended August 31, 2018, 2017 and 2016, respectively.

All transactions with related parties occurred in the normal course of business and were measured at the exchange amount, which was the amount of consideration agreed upon between management and the related parties.

Also see Notes 3, 12, 13 and 14.

12. Advances from Shareholders

Advances payable to shareholders totaled $145,000 at August 31, 2018 (2017 - $145,000). These advances are unsecured and bear interest at 3% per annum. There are no repayment terms. Interest expense of $3,589 was accrued on these advances during the year ended August 31, 2018 (2017 - $4,351). Accrued interest payable to shareholders totaled $16,971 at August 31, 2018 (2017 - $13,382).

13. License Assignment Fee Payable

Pursuant to the amendment to the Share Exchange Agreement, the Company agreed to pay an aggregate of US$1,000,000 to ZKC in the form of a one-time assignment fee. The assignment fee is payable in monthly instalments of US$50,000 beginning on October 1, 2016. Upon completion of any equity financing pursuant to which the Company raises gross proceeds of at least US$1,000,000, the outstanding balance is to be repaid in full.

Since September 1, 2017, interest of 24% per annum, compounding annually, has been accrued on the outstanding balance payable. Interest expense of US$130,800 ($167,123) was accrued on the balance payable during the year ended August 31, 2018 (2017 - $nil). At August 31, 2018, the balance of the license assignment fee payable and interest payable to ZKC was US$675,800 ($882,257) (August 31, 2017 - US$545,000 ($683,212)). See Note 3.

14. Commitments

On November 16, 2015, the Company entered into a consulting agreement (the “ECC Agreement”) with Edgewater Consulting Corp., a private Ontario corporation (“ECC”). Pursuant to the ECC Agreement, ECC, through its principal, acted in the capacity of CFO of the Company. The ECC Agreement was terminated effective November 10, 2016. A signing bonus of 750,000 exchangeable preferred shares of Subco was issued on August 24, 2016. As at August 31, 2018, ECC is entitled to $75,000 (August 31, 2017 - $75,000) in accrued remuneration.

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

NOTOX TECHNOLOGIES CORP. (FORMERLY TROPIC INTERNATIONAL INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

14. Commitments (cont’d)

Pursuant to the Old MCM Agreement, the sole proprietor acted in the capacity of CEO of the Company. On June 13, 2016, the Old 1040614 and MCM Agreements were terminated and replaced by the 1040614 and MCM Agreements (see below). As at August 31, 2018, 1040614 and MCM are each entitled to $80,770 (August 31, 2017 - $80,770) in accrued remuneration in respect of the Old Agreements.

On February 4, 2016, the Company entered into a consulting agreement (the “Old ZKC Agreement”) with Zoran K Corporation, a private Ontario corporation (“ZKC”). Pursuant to the Old ZKC Agreement, ZKC, through its principal, acted in the capacity of the Company’s exclusive sales, marketing and product development agent. On June 13, 2016, the Old ZKC Agreement was terminated and replaced by the ZKC Agreement (see below). As at August 31, 2018, there is no remuneration payable (August 31, 2017 - $nil) by the Company under the Old ZKC Agreement.

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

Effective February 3, 2018, the Company terminated the 1040614 Agreement.

On August 31, 2018, the Company renewed its premises lease for another year beginning on September 1, 2018 for a rental of $21,000 for the year plus HST.

15. Stockholders’ Deficiency

As at August 31, 2018, the Company was authorized to issue 300,000,000 (August 31, 2017 - 300,000,000) shares of common stock at a par value of $US0.001. See Note 20.

On August 25, 2016, the Company completed a reverse split of the Company’s common stock at the ratio of one new share for every two existing shares. All share and per share amounts have been adjusted to reflect this reverse split.

At August 31, 2018, the Company had 57,532,843 shares of common stock legally issued and outstanding (2017 - 56,892,843 shares).

NOTOX TECHNOLOGIES CORP. (FORMERLY TROPIC INTERNATIONAL INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

15. Stockholders’ Deficiency (cont’d)

On June 28, 2013, pursuant to the Exchange Agreement, the Company acquired 39,015,439 common shares of TSI in exchange for the issuance of 39,015,439 preferred shares of Subco to the Selling Shareholders on a one-for-one basis. As a result of the Exchange Agreement, TSI became the Company’s majority-owned subsidiary. Each preferred share of Subco is exchangeable into one share of the Company’s common stock at the option of the holder subject to certain restrictions. As at August 31, 2018 and 2017, none of the preferred shares had been exchanged.

As a condition of the closing of the Exchange Agreement, the Company also entered into a Support Agreement and a Voting and Exchange Trust Agreement on the Closing Date. The Support Agreement ensures that the obligations of Subco remain effective until all of the preferred shares have been exchanged. The Voting and Exchange Trust Agreement provides and establishes a procedure whereby the voting rights attached to shares of the Company’s common stock are exercisable by the registered holders of the preferred shares of Subco. The Trustee (as defined in the Voting and Exchange Trust Agreement) holds legal title to a Special Voting Share to which voting rights are attached for the benefit of those shareholders. The Trustee holds the Special Voting Share solely for the use and benefit of the those shareholders.

Common Stock Issuances

During the year ended August 31, 2018, the Company completed the following common stock transactions:

●	On September 21, 2017, the Company closed a US dollar financing pursuant to which the Company issued 630,000 units at US$1.00 per unit for gross proceeds of $830,674 (US$630,000), with each unit consisting of one share of the Company’s common stock and one warrant to purchase one share of common stock exercisable at a price of US$1.40 per share until September 7, 2019. $491,041 was allocated to common stock and $339,633 was allocated to stock purchase warrants. The Company paid cash finder’s fees of $6,435 (US$5,000) and issued 5,000 finder’s stock purchase warrants exercisable at US$1.40 per warrant share until July 17, 2019, valued at $2,581 and credited to stock purchase warrants.

●	On September 21, 2017, the Company issued 10,000 shares of common stock at $0.80 per share for gross proceeds of $8,000 pursuant to the exercise of warrants during the year ended August 31, 2017. $2,049 of the gross proceeds received that was allocated to these warrants has been deducted from additional paid-in capital.

At August 31, 2017, the gross proceeds received of $838,674 for the financings that closed September 7, 2017 and September 21, 2017 were reported as stock subscribed.

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

NOTOX TECHNOLOGIES CORP. (FORMERLY TROPIC INTERNATIONAL INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

15. Stockholders’ Deficiency (cont’d)

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

Stock Subscribed

During the year ended August 31, 2018, $10,000 in stock subscriptions was received pursuant to the exercise of 12,500 warrants at a price of $0.80 per share in February 2018. This stock remained subscribed for as at August 31, 2018.

During the year ended August 31, 2017, $838,674 ($8,000 and US$630,000) in stock subscriptions was received pursuant to individual private placements. These subscriptions were for a total of:

●	10,000 shares of common stock of the Company at a price of $0.80 per share pursuant to the exercise of stock purchase warrants. These shares were issued on September 21, 2017.

●	630,000 units of the Company at a price of US$1.00 per unit. Each unit consists of one share of the Company’s common stock and one warrant to purchase one share of common stock exercisable at a price of US$1.40 per share for a period of 24 months from the closing date of the financing. These units were issued on September 7, 2017.

Stock Purchase Warrants

The continuity of Canadian dollar denominated stock purchase warrants for the year ended August 31, 2018 is as follows:

Expiry Date	Price	August 31, 2017	Issued	Exercised	August 31, 2018
October 31, 2018	$0.80	130,000	—	(12,500)	117,500

At August 31, 2018, the weighted-average remaining contractual life of Canadian dollar warrants outstanding was 0.17 years (August 31, 2017 - 1.17).

NOTOX TECHNOLOGIES CORP. (FORMERLY TROPIC INTERNATIONAL INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

15. Stockholders’ Deficiency (cont’d)

The continuity of US dollar denominated stock purchase warrants for the year ended August 31, 2018 is as follows:

Expiry Date	Price	August 31, 2017	Issued	Exercised	August 31, 2018
September 30, 2018 – Finder	US$1.40	15,000	—	—	15,000
October 31, 2018	US$0.80	220,770	—	—	220,770
November 2, 2018	US$1.40	400,000	—	—	400,000
July 17, 2019 – Finder	US$1.40	—	5,000	—	5,000
September 7, 2019	US$1.40	—	630,000	—	630,000
		635,770	635,000	—	1,270,770

At August 31, 2018, the weighted-average remaining contractual life of US dollar warrants outstanding was 0.59 years (August 31, 2017 - 1.17 years).

The Company used the Black-Scholes Option Pricing Model to determine the fair values of unit warrants and finder’s warrants issued pursuant to private placements during the years ended August 31, 2018 and 2017 with the following assumptions:

	August 31, 2018	August 31, 2017
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	1.47% - 2.04%	0.54% - 0.55%
Expected stock price volatility	100.00%	100.00%
Expected life of warrants	0.08 – 2 years	2 years

See Notes 4 and 20.

16. Taxes

Income tax expense differs from the amounts computed by applying the statutory income tax rate to net loss before income taxes as follows:

	Year Ended August 31,
	2018	2017	2016
Net loss before income taxes	$(810,825)	$(5,071,687)	$(1,030,293)
Tax rate	(1)	(2)	(2)
Calculated income tax recovery	(199,277)	(1,391,061)	(273,260)
Adjustment for deductible and non-deductible amounts	(77,794)	1,130,327	48,858
Unrecognized benefit of non-capital losses	277,071	260,734	224,402
Income tax recovery	$—	$—	$—

(1)	Canada – 26.50%; United States – 21%
(2)	Canada – 26.50%; United States – 34%

NOTOX TECHNOLOGIES CORP. (FORMERLY TROPIC INTERNATIONAL INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

16. Taxes (cont’d)

Deferred Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Significant components of the Company’s deferred tax assets are as follows:

	August 31, 2018	August 31, 2017
Deferred tax assets:
Net operating loss carryforwards	$2,029,000	$1,784,000
Temporary deductible differences (net)	753,000	834,000
	2,782,000	2,618,000
Valuation allowance	(2,782,000)	(2,618,000)
Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. A valuation allowance was established based upon management’s inability to determine whether sufficient future profits will be generated.

The Company has approximately $7,844,000 of United States and Canadian net operating loss and non-capital loss carryforwards expiring from 2024 to 2038.

17. Risks and Uncertainties

The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect its future operating results and cause actual results to vary materially from expectations include, but are not limited to: current economic conditions; the Company’s degree of success in securing regulatory approval and marketing products developed pursuant to the License Agreement; increasing competition; and dependence on its existing management and key personnel.

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

NOTOX TECHNOLOGIES CORP. (FORMERLY TROPIC INTERNATIONAL INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

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

20. Subsequent Events

The following warrants expired unexercised subsequent to year end:

●	15,000 finder warrants to purchase one share of common stock exercisable at a price of US$1.40 per share expired unexercised September 30, 2018;
●	220,770 warrants to purchase one share of common stock exercisable at a price of US$0.80 per share and 117,500 warrants to purchase one share of common stock exercisable at a price of $0.80 per share expired unexercised October 31, 2018; and
●	400,000 warrants to purchase one share of common stock exercisable at a price of US$1.40 per share expired unexercised November 2, 2018.

The Company’s CEO advanced $20,000 to the Company in September 2018 and a further $5,000 to the Company in October 2018. These advances bear no interest and have no repayment terms.

On October 9, 2018, the Company’s shareholders and directors approved a change of the Company’s name from Tropic International Inc. to Notox Technologies Corp. and an increase in the Company’s authorized capital from 300,000,000 shares of common stock to 500,000,000 shares of common stock . The name change and authorized capital increase were effected on November 19, 2018.

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

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting as of August 31, 2018 using the criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

In its assessment of the effectiveness of our internal control over financial reporting as of August 31, 2018, management determined that there were deficiencies that constitute, both individually and in the aggregate, a material weakness. These deficiencies include the fact that we have no audit committee, traditionally have had no independent directors, and do not have a system in place to review and monitor internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, the names, ages and positions of our executive officers and directors are as follows:

Name	Age	Position
John Marmora	65	President, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director
Zoran Konević	59	Chief Executive Officer, Director

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

Mr. Marmora has more than three decades of operational and management experience in a wide variety of industries. In 2003, he founded MCM Consulting, a sole proprietorship that manufactured and marketed a sunless tanning system, and since that time, he has been involved in the development, manufacturing and marketing of the patented sunless tanning system currently owned by Tropic Spa.

From 1977 to 1983, Mr. Marmora served as the President of Celmar Productions Inc., an award-winning company in the business of writing and producing jingles for commercial radio and television. Following that, he acted as the President of Erotico Music Inc., a music company that wrote and produced international commercial recordings and managed recording artists, from 1990 to 2004. During this period, Mr. Marmora engaged in the negotiation of multimillion-dollar contracts on behalf of the company’s clients with record labels such as Universal Music and Arista Records (a wholly owned subsidiary of Sony Music Entertainment). Over the course of his music career, he earned several notable awards for work on various recordings, including the 2002 SOCAN Songwriter of the Year Award (Pop Music) and a 2004 Juno for Instrumental Album of the Year.

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

Family Relationships

There are no family relationships among our directors or executive officers or persons nominated or chosen by us to become directors or executive officers.

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

Management Agreements

On November 16, 2015, we entered into a consulting agreement with a corporation controlled by Azmatali Mehrali, our former Chief Financial Officer and Principal Accounting Officer, pursuant to which, among other things, we agreed to cause Subco to issue an aggregate of 1,500,000 exchangeable preferred shares to Mr. Mehrali’s corporation over two years, all of which could be rescinded in certain limited circumstances. In addition, the consulting agreement provided that we would pay Mr. Mehrali’s corporation fees of $100,000 per year plus applicable taxes upon raising an aggregate of $500,000 in gross proceeds from the sale of debt or equity securities, and grant that corporation a bonus tied to our earnings per share results in any fiscal year during the term of the agreement. On August 24, 2016, we caused Subco to issue 750,000 of the foregoing exchangeable preferred shares to Mr. Mehrali’s corporation and as at August 31, 2018, we owed to $75,000 in accrued remuneration to the corporation. Effective November 10, 2016, this agreement was terminated.

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

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Exchange Act requires a company’s directors and officers, and persons who own more than 10% of any class of a company’s equity securities which are registered under Section 12 of the Exchange Act, to file with the SEC reports of ownership on Form 3 and reports of changes in ownership on Forms 4 and 5. Such officers, directors and 10% stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by us and on written representations from certain reporting persons as August 31, 2018, we do not believe that all Section 16(a) reports applicable to our officers, directors and 10% stockholders with respect to our fiscal year ended August 31, 2018 have been filed.

Item 11. Executive Compensation

Summary Compensation Table

The following sets forth information with respect to the compensation awarded or paid to John Marmora, our President, Chief Financial Officer, Secretary, Treasurer and director, and Zoran Konević, our Chief Executive Officer and director, for all services rendered in all capacities to us and our subsidiaries over the past two fiscal years. We do not have any other executive officers and no other individual received total compensation from us in excess of US$100,000 during those years. Pursuant to Item 402(a)(5) of Regulation S-K we have omitted certain columns from the table since there was no compensation awarded to, earned by or paid to these individuals required to be reported in such columns in either year.

Name and Principal Position	Year Ended August 31	Salary ($)	Total ($)
John Marmora, President (1)	2018	159,674	159,674
	2017	163,466	163,466
Zoran Konević, Chief Executive Officer (2)	2018	159,674	159,674
	2017	163,466	163,466

(1)	John Marmora was appointed as our President, Chief Executive Officer, Secretary, Treasurer and director on the Closing Date, has served as the President, Secretary, Treasurer and sole director of Tropic Spa since the company’s inception on September 17, 2007, and was our Chief Financial Officer and Principal Accounting Officer from the Closing Date until November 16, 2015. On November 10, 2016, Mr. Marmora was reappointed as our Chief Financial Officer and Principal Accounting Officer.

(2)	Zoran Konević was appointed as our Chief Executive Officer and director on June 13, 2016.

Outstanding Equity Awards at Fiscal Year-End

As of August 31, 2018, we did not have any outstanding equity awards.

Benefit Plans

We do not have any pension plan, profit sharing plan or similar plan for the benefit of our officers, directors or employees. However, we may establish such plans in the future.

Director Compensation

We have not compensated any of our directors for their service on the Board of Directors. Management directors are not compensated for their service as directors; however, they may receive compensation for their services as employees or consultants. The compensation received by our management directors is shown in the “Summary Compensation Table” above.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (1)	Total Voting Power (2)
Common Stock	John Marmora (3) 95 Mural Street, Suite 600 Richmond Hill, Ontario, Canada L4B 3G2	16,046,689	(4)	21.8	14.8
Common Stock	Zoran Konević (5) 123 Commerce Valley Drive East, Suite 333 Thornhill, Ontario, Canada L3T 7W8	30,000,000		52.1	27.8
All Officers and Directors as a Group		46,046,689		73.9	42.6
Special Voting Shares (6)	John Marmora (3) 95 Mural Street, Suite 600 Richmond Hill, Ontario, Canada L4B 3G2	1		100	-
All Officers and Directors as a Group		1		100	-
Common Stock	Gerry Racicot PO Box 1041, 345691 Quaker Street Norwich, Ontario, Canada N0J 1P0	20,000,000		34.8	18.5

(1)	Based on 57,545,343 shares of our common stock issued and outstanding as of the date hereof as well as the exchange of all preferred shares of Subco owned by the applicable holder into shares of our common stock. For clarity, the percentage ownership does not reflect the exchange of preferred shares of Subco into shares of our common stock by any person other than the applicable holder.

(2)	Based on the exchange of all 50,601,750 issued and outstanding preferred shares of Subco for shares of our common stock.

(3)	John Marmora is our President, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and director, is the Trustee under the Trust Agreement, and is the only person who possesses the right to exchange preferred shares of Subco for shares of our common stock within 60 days, since any such exchange can only be completed with the written consent of Subco.

(4)	Includes only shares of our common stock issuable upon the exchange of preferred shares of Subco. Pursuant to the Exchangeable Share Provisions, the applicable holder may not exercise investment power over either the shares of our common stock or the preferred shares of Subco until a redemption has occurred, but may exercise voting power over the shares of our common stock through the operation of the Trust Agreement.

(5)	Zoran Konević is our Chief Executive Officer and director.

(6)	The Special Voting Share confers on the Trustee the number of votes equal to the number of outstanding preferred shares of Subco, other than such shares held by us or our affiliates, on all matters on which the holders of shares of our common stock are entitled to vote.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following includes a summary of transactions since September 1, 2015, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds US$120,000 and in which any related person had or will have a direct or indirect material interest. We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

●	During the year ended August 31, 2018, John Marmora, our President, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and director, advanced us $nil (2017 - $nil). At August 31, 2018, advances payable to Mr. Marmora totaled $232,000 (2017 - $232,000). These advances are unsecured and bear interest at 3% per annum. Of this amount, $219,500 is due on demand and $12,500 has no repayment terms. During the year ended August 31, 2018, interest expense of $6,960 (2017 - $7,000) was accrued on these advances. Accrued interest payable to Mr. Marmora totaled $32,538 at August 31, 2018 (2017 - $25,578).

●	During the year ended August 31, 2018, Zoran Konević, our Chief Executive Officer and director, advanced us $51,000 (2017 - $nil). These advances are unsecured, bear no interest and have no repayment terms. At August 31, 2018, advances payable to Mr. Konević totalled $51,000 (2017 - $nil).

●	For the years ended August 31, 2018, 2017 and 2016, consulting fees paid or accrued as payable to MCM Consulting, a sole proprietorship controlled by Mr. Marmora (MCM”), were $159,674 (US$125,000), $163,466 (US$125,000) and $136,665 ($102,870 and US$26,040), respectively.

●	For the years ended August 31, 2018, 2017 and 2016, consulting fees paid or accrued as payable to Zoran K Corporation, a company controlled by Zoran Konević, our Chief Executive Officer and director (“ZKC”) were $159,674 (US$125,000), $163,466 (US$125,000) and $67,509 (US$56,040), respectively.

●	For the years ended August 31, 2018, 2017 and 2016, consulting fees accrued as payable to a company controlled by a major shareholder were $65,481 (US$52,803), $163,466 (US$125,000) and $136,665 ($102,870 and US$26,040), respectively.

●	For the years ended August 31, 2018, 2017 and 2016, consulting fees accrued as payable to Edgewater Consulting Corp., a company controlled by Azmatali Mehrali, our former Chief Financial Officer and Principal Accounting Officer (“Edgewater”), were $nil, $nil and $75,000, respectively.

●	At August 31, 2018, we owed $438,935 ($181,070 and US$197,522) (2017 - $271,984 ($181,070 and US$72,522)) in consulting fees to MCM.

●	At August 31, 2018, we owed $15,737 (2017 - $5,329) to Mr. Marmora for reimbursable expenses incurred on our behalf.

●	At August 31, 2018, we owed $245,564 (US$188,100) (2017 - $79,102 (US$63,100)) in consulting fees to ZKC.

●	At August 31, 2018, we owed $330,688 ($181,070 and US$114,606) (2017 - $259,448 ($181,070 and US$62,522)) in consulting fees to a company controlled by a major shareholder. At August 31, 2018, we also owed $nil (2017 - $nil) in shareholder advances and $nil (2017 - $761) in accrued interest on these advances to the same major shareholder.

●	At August 31, 2018, we owed $75,000 (2017 - $75,000) in consulting fees to Edgewater.

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

We have determined that our directors do not meet this definition of independence due to the fact that they are also our executive officers.

We do not currently have a separately designated audit, nominating or compensation committee.

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table sets forth the fees for professional audit services and the fees billed for other services rendered by our auditors, DeVisser Gray LLP, in connection with the audit of our financial statements for the years ended August 31, 2018 and 2017, respectively, as well as reviews of our interim financial statements, services provided in connection with our statutory and regulatory filings or engagements, and any other fees billed for services rendered by our auditors during these periods.

	Year Ended August 31, 2018 ($)	Year Ended August 31, 2017 ($)
Audit fees	43,100	45,909
Audit-related fees	-	-
Tax fees	1,300	2,700
All other fees	-	-
Total	44,400	48,609

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

PART IV

Item 15. Exhibits

The following documents are filed as a part of this Report.

Exhibit Number	Exhibit Description
3(i).1	Articles of Incorporation filed with the Nevada Secretary of State on October 29, 2007 (1)

3(i).2	Certificate of Amendment filed with the Nevada Secretary of State on August 24, 2010 (1)

3(i).3	Certificate of Amendment filed with the Nevada Secretary of State on April 17, 2013 (2)

3(i).4	Articles of Merger filed with the Nevada Secretary of State on December 6, 2013 (3)

3(i).5	Certificate of Amendment filed with the Nevada Secretary of State on November 19, 2018 (4)

3(ii).1	By-Laws (1)

3(ii).2	Amended and Restated By-Laws

10.1	Share Exchange Agreement dated June 28, 2013 with 1894632 Ontario Inc., Tropic Spa Inc. and the shareholders of Tropic Spa Inc. (5)

10.2	Amendment to Share Exchange Agreement dated February 17, 2015 with 1894632 Ontario Inc., Tropic Spa Inc. and the shareholders of Tropic Spa Inc. (6)

10.3	Share Exchange Agreement dated June 6, 2016 with Notox Bioscience and the shareholders of Notox Bioscience Inc. (7)

10.4	Amendment to Share Exchange Agreement dated November 23, 2016 with Notox Bioscience Inc. and the shareholders of Notox Bioscience Inc. (8)

21	1894631 Ontario Inc. (Ontario, Canada), 1894632 Ontario Inc. (Ontario, Canada), Notox Bioscience Inc. (Nevada), Tropic Spa Inc. (Ontario, Canada)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

(1)	Incorporated by reference from our registration statement on Form 10, filed with the SEC on October 15, 2010.

(2)	Incorporated by reference from our quarterly report on Form 10-Q, filed with the SEC on June 20, 2013.

(3)	Incorporated by reference from our annual report on Form 10-K, filed with the SEC on December 9, 2013.

(4)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on November 26, 2018

(5)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on July 3, 2013.

(6)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on February 19, 2015.

(7)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on June 13, 2016.

(8)	Incorporated by reference from our quarterly report on Form 10-Q, filed with the SEC on January 19, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 14, 2018	NOTOX TECHNOLOGIES CORP.

	By:	/s/ John Marmora
John Marmora
President, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John Marmora	President, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director	December 14, 2018
John Marmora

/s/ Zoran Konević	Chief Executive Officer, Director	December 14, 2018
Zoran Konević

