Form 10-Q
period 2018-11-30
NOTOX TECHNOLOGIES CORP.
filed 2019-01-18
CIK 844538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2018

or

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

As of January 18, 2019, the registrant’s outstanding common stock consisted of 57,545,343 shares.

2

Item 1. Financial Statements

Notox Technologies Corp. (formerly Tropic International Inc.)

Consolidated Financial Statements
For the Three Months Ended November 30, 2018

(Expressed in Canadian dollars)

(unaudited)

3

NOTOX TECHNOLOGIES CORP. (FORMERLY TROPIC INTERNATIONAL INC.)

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	November 30, 2018	August 31, 2018
ASSETS
Current assets:
Cash	$492	$5,664
Amounts receivable	76,260	72,301
Prepaid expenses	19,700	24,048
Total current assets	96,452	102,013
Patents, net (Note 8)	4	4
License agreement, net (Notes 3 and 9)	1,077,932	1,124,799
Total assets	$1,174,388	$1,226,816

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable and accrued liabilities (Notes 10 and 11)	$1,691,837	$1,582,691
Advances from related parties/shareholders (Notes 11 and 12)	507,989	477,509
License assignment fee and accrued interest payable (Notes 3 and 13)	952,666	882,257
Stock purchase warrants (Notes 4 and 15)	201,952	353,517
Stock subscribed (Note 15)	—	10,000
Total current liabilities	3,354,444	3,305,974
Due to the Clinic (Note 3)	239,941	227,707
	3,594,385	3,533,681

Stockholders’ deficiency (Note 15):
Common stock	1,030,817	1,018,256
Additional paid-in capital	8,455,804	8,458,365
Deficit	(11,906,618)	(11,783,486)
Total stockholders’ deficiency	(2,419,997)	(2,306,865)
Total liabilities and stockholders’ deficiency	$1,174,388	$1,226,816

Contingent liability (Note 18)

Subsequent event (Note 19)

See accompanying notes to the consolidated financial statements.

NOTOX TECHNOLOGIES CORP. (FORMERLY TROPIC INTERNATIONAL INC.)

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	For the Three Months Ended November 30,
	2018	2017
Revenue:
Sales	$—	$—

Production costs:
Amortization – license agreement (Note 9)	46,867	46,867
Consulting fees – production	—	570
Depreciation (Note 7)	—	1,710
Patenting costs – the Clinic (Note 3)	7,813	—
Total production costs	54,680	49,147
Gross loss	(54,680)	(49,147)

General and administration:
Consulting fees – management (Note 11)	81,764	117,690
Interest on advances from related parties/shareholders (Notes 11 and 12)	2,820	2,820
Interest on license assignment fee payable (Note 13)	52,900	—
Loss on foreign exchange	37,758	36,547
Marketing	—	247
Office and miscellaneous	364	2,480
Professional fees	20,480	16,396
Rent	5,250	5,700
Travel and entertainment	1,134	1,245
Trust and filing fees	8,794	6,139
Total general and administration	211,264	189,264
Loss before other items and income taxes	(265,944)	(238,411)
Other items:
Gain on revaluation of stock purchase warrants	41,757	27,067
Gain on expiration of stock purchase warrants	109,808	—
Writedown of amounts receivable	(8,753)	(5,746)
Loss before income taxes	(123,132)	(217,090)
Income taxes	—	—
Net loss and comprehensive loss	$(123,132)	$(217,090)

Net loss per share – basic and diluted (Note 5)	$(0.00)	$(0.00)

Weighted-average number of shares outstanding	57,532,843	57,482,074

See accompanying notes to the consolidated financial statements.

NOTOX TECHNOLOGIES CORP. (FORMERLY TROPIC INTERNATIONAL INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(EXPRESSED IN CANADIAN DOLLARS)
(UNAUDITED)

	For the Three Months Ended November 30,
	2018	2017

Cash Flows Used In Operating Activities
Net loss	$(123,132)	$(217,090)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization – license agreement	46,867	46,867
Depreciation	—	1,710
Unrealized foreign exchange on advances from related parties/shareholders	24	—
Unrealized foreign exchange on license assignment fee payable	13,406	19,184
Unrealized foreign exchange on license assignment fee payable interest payable	4,103	—
Unrealized foreign exchange on due to the Clinic	4,421	5,554
Writedown of amounts receivable	8,753	5,746
Gain on revaluation of stock purchase warrants	(41,757)	(27,067)
Gain on expiration of stock purchase warrants	(109,808)	—
Changes in assets and liabilities:
Amounts receivable	(12,712)	(19,101)
Prepaid expenses	4,348	10,983
Accounts payable and accrued liabilities	109,146	157,834
Due to the Clinic	7,813	—
Interest accrued on advances from related parties/shareholders	2,820	2,820
Interest accrued on license assignment fee payable	52,900	—
Net cash used in operating activities	(32,808)	(12,560)

Cash Flows Provided By (Used In) Financing Activities
Stock issue costs	—	(6,435)
Advances from related parties/shareholders	27,636	—
Net cash provided by (used in) financing activities	27,636	(6,435)

Increase (decrease) in cash during the period	(5,172)	(18,995)
Cash, beginning of period	5,664	63,144
Cash, end of period	$492	$44,149

Supplementary Information:

The gross proceeds of $838,674 relating to the stock issued on September 21, 2017 were reported as stock subscribed at August 31, 2017. See Note 15.

On September 7, 2017, the Company issued 5,000 finder’s stock purchase warrants valued at $2,581. See Note 15.

On November 27, 2018, the Company issued 12,500 shares of common stock at $0.80 per share for gross proceeds of $10,000 pursuant to the exercise of warrants during the year ended August 31, 2018.

See accompanying notes to the consolidated financial statements.

NOTOX TECHNOLOGIES CORP. (FORMERLY TROPIC INTERNATIONAL INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	Common Stock		Additional paid-in		Total stockholders’
	Common Stock	Amount	capital	Deficit	equity (deficiency)
Balance at August 31, 2017	56,892,843	$526,182	$8,460,414	$(10,972,661)	$(1,986,065)
Stock issued for cash	630,000	491,041	—	—	491,041
Stock issue costs – cash	—	(6,435)	—	—	(6,435)
Stock issue costs – finder’s warrants	—	(2,581)	—	—	(2,581)
Warrants exercised	10,000	10,049	(2,049)	—	8,000
Net loss	—	—	—	(217,090)	(217,090)
Balance at November 30, 2017	57,532,843	$1,018,256	$8,458,365	$(11,189,751)	$(1,713,130)

Balance at August 31, 2018	57,532,843	$1,018,256	$8,458,365	$(11,783,486)	$(2,306,865)
Warrants exercised	12,500	12,561	(2,561)	—	10,000
Net loss	—	—	—	(123,132)	(123,132)
Balance at November 30, 2018	57,545,343	$1,030,817	$8,455,804	$(11,906,618)	$(2,419,997)

See accompanying notes to the consolidated financial statements.

NOTOX TECHNOLOGIES CORP. (FORMERLY TROPIC INTERNATIONAL INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

1. Company Overview and Basis of Presentation

Nature and History of Operations

Notox Technologies Corp. (formerly Tropic International Inc.) (the “Company”) was incorporated under the laws of the state of Nevada on October 29, 2007 under the name Rockford Minerals Inc. On June 28, 2013, the Company completed a reverse takeover transaction (see Note 2) with Tropic Spa Inc. (“TSI”), a private Ontario corporation that manufactured and sold Home Mist Tanning units that deliver a full-body application. As a result of this transaction, the Company became a holding company operating through TSI.

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

As reflected in the accompanying consolidated financial statements, the Company has a deficit of $11,906,618 (August 31, 2018 - $11,783,486) since inception, a working capital deficiency of $3,257,992 (August 31, 2018 - $3,203,961) and a stockholders’ deficiency of $2,419,997 (August 31, 2018 - $2,306,865). This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to raise additional capital and to implement its business plan. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company’s operating expenses are estimated to be approximately $100,000 per year. As at November 30, 2018, the Company’s current cash liabilities total approximately $3,153,000 (August 31, 2018 - $2,942,000). Of this amount, approximately $2,801,000 – accounts payable and accrued liabilities ($1,340,000), advances from related parties/shareholders ($508,000) and license assignment fee and accrued interest payable ($953,000) – is payable to related parties and/or major shareholders who have not and will not require payment until such time as sufficient cash flow is available. To the extent the remaining $352,000 cannot be deferred and sufficient equity financing has not been raised to make the payment required, management will advance funds to the Company, if appropriate.

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

Upon the closing of the Exchange Agreement, the sole officer and director of TSI became the sole officer and a director of the Company and the Company adopted the business plan and fiscal year end of TSI.

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

On February 17, 2015, the Company, Subco, TSI and the Selling Shareholders entered into an amendment to the Exchange Agreement in order to correct certain administrative errors in the Exchange Agreement and provide for the post-closing execution of the Exchange Agreement by those shareholders of TSI who were not original signatories thereto. In addition, the Selling Shareholders approved certain changes to the rights, privileges, restrictions and conditions attached to the preferred shares of Subco by consent in writing. This included extending the automatic expiration date in respect of the preferred shares of Subco from June 30, 2015 to June 30, 2017. On February 22, 2017, this automatic expiration date was further extended to December 31, 2018, and on December 27, 2018, this date was further extended to December 31, 2020.

See Note 19.

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

Within 30 days following Notox’s receipt of the first regulatory approval, Notox is required to reimburse the Clinic for current patenting costs. All patenting costs, patent office fees and outside patent counsel costs will, at the Clinic’s option, either be paid directly by Notox or by the Clinic with the Clinic invoicing Notox, provided that Notox has no obligation to pay or reimburse the Clinic until after first regulatory approval has been obtained. Upon termination or expiration of the License Agreement, all accrued and unreimbursed patenting costs become immediately due and payable to the Clinic. As of November 30, 2018, all accrued and unreimbursed patenting costs totalled US$180,394 ($239,941) (August 31, 2018 - US$174,421 ($227,707)).

As a result of the Notox share exchange and on the Second Closing Date, the Notox Shareholders controlled approximately 89% of the issued and outstanding common stock of the Company (52.5% on a fully-exchanged basis) and Notox became a wholly-owned subsidiary of the Company. Notox did not meet the definition (inputs, processes and outputs criteria) of a business. The transaction represented an asset acquisition and was therefore accounted for under the asset acquisition method.

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

Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain significant accounting policies. There have been no material changes to the Company’s significant accounting policies that are disclosed in the consolidated financial statements and notes thereto during the period ended November 30, 2018.

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

Intangible Assets

Patents

The United States patent “Apparatus for Spray Application of a Sunless Tanning Product” owned by TSI (the “US Patent”) is recorded at the value attributed to the shares issued by TSI in connection with its acquisition less accumulated amortization and impairment writedowns. The US Patent was issued on September 29, 2009 and is effective until September 29, 2026. The Australian, Canadian and Chinese patents owned by TSI are recorded at the application costs incurred less accumulated amortization and impairment writedowns. The Australian patent was issued on October 16, 2014 and is effective until April 5, 2027. The Canadian patent was issued on June 21, 2016 and is effective until April 5, 2027. The Chinese patent was issued on December 28, 2016 and is effective until February 1, 2033. Upon expiration, the patents can be extended subject to certain changes required to secure the extension. Although the effects of obsolescence, demand, competition and other economic factors (such as stability of the industry, technological advances and legislative action that results in an uncertain or changing regulatory environment) can have an adverse effect on the industry and saleability of patented products, management is not currently aware of any known adverse factors that will affect the patents in the future.

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

Fair Value of Financial Instruments

Carrying values of cash, accounts payable and accrued liabilities, advances from related parties/shareholders, license assignment fee and accrued interest payable and stock subscribed approximate fair value because of the short-term nature of these items. Amounts receivable consists primarily of Harmonized Sales Tax (“HST”) receivable from the Government of Canada. HST is not a financial instrument.

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

NOTOX TECHNOLOGIES CORP. (FORMERLY TROPIC INTERNATIONAL INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

5. Loss Per Share

The following table sets forth the computation of loss per share:

	For the Three Months Ended November 30,
	2018	2017
Net loss per share:
Net loss	$(123,132)	$(217,090)
Weighted-average shares outstanding:
Common stock	57,545,343	57,532,843
Number of shares used in per share computations	57,533,255	57,482,074
Loss per share	$(0.00)	$(0.00)

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

The Company’s stock purchase warrants are measured at fair value on a recurring basis.

7. Equipment, Net

Equipment, at cost, consisted of:

	November 30, 2018	August 31, 2018
Mould equipment	$—	$155,300
Website	—	28,875
Equipment at cost	—	184,175
Accumulated depreciation	—	(155,107)
Loss on disposal of equipment	—	(29,068)
Equipment, net	$—	$—

Depreciation was $nil and $1,710 for the three month periods ended November 30, 2018 and 2017, respectively.

NOTOX TECHNOLOGIES CORP. (FORMERLY TROPIC INTERNATIONAL INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

8. Patents, Net

The following tables provide information regarding the patents:

	November 30, 2018
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

During 2017, management was in the process of changing its focus in respect of the marketing and sale of tanning units and associated products. Management’s intention was to license commercial tanning units for use in stores and spas in the United States, to sell personal tanning units internationally and to supply the spray tan solution for those units. Ultimately, management was not in a position to be able to estimate the future cash flows attributable to the patents with any degree of certainty. Accordingly, the patents were written down to a nominal amount of $4 at August 31, 2017.

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

NOTOX TECHNOLOGIES CORP. (FORMERLY TROPIC INTERNATIONAL INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

9. License Agreement, Net

	November 30, 2018
	Gross carrying amount	Accumulated amortization	Net carrying amount
License Agreement	$1,499,731	$421,799	$1,077,932

	August 31, 2018
	Gross carrying amount	Accumulated amortization	Net carrying amount
License Agreement	$1,499,731	$374,932	$1,124,799

As of November 30, 2018, amortization expense on the License Agreement for the next six years was expected to be as follows:

Amount
Year ending:
2019	$140,599
2020	187,466
2021	187,466
2022	187,466
2023	187,466
2024	187,469
Total	$1,077,932

The Company has transitioned away from the manufacturing and marketing of Home Mist Tanning units to the designing, developing and marketing of technology for the treatment of neuromuscular defects. The Company is currently in the design and prototype development stages and its objective is the completion of clinical testing trials for the purpose of obtaining Food and Drug Administration (“FDA”) 510(k) approval. Pursuant to the License Agreement, the Company is required to submit regulatory filings by November 30, 2019. During the year ended August 31, 2018, the Company was focused on in-depth market research for the purpose of understanding the global market for its technology, designing its brand and internal and external communications protocol to effectively communicate its vision to strategic partners, clinics and patients. The Company has prepared a five-year proforma projection of the undiscounted future cash flows attributable to the License Agreement, with the first year commencing upon completion of the design and receiving the FDA 510(k) approval. The Company’s CEO and President have committed to providing financing if and when necessary to fund the operating expenses until September 30, 2019.

Also see Notes 1, 3 and 4.

10. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of:

	November 30, 2018	August 31, 2018
Trade payables	$1,533,909	$1,412,277
Vendor accruals	157,928	170,414
Accounts payable and accrued liabilities	$1,691,837	$1,582,691

NOTOX TECHNOLOGIES CORP. (FORMERLY TROPIC INTERNATIONAL INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

11. Related Party Transactions

The following amounts were payable to the Company’s related parties:

●	At November 30, 2018, the Company owed $232,000 in advances payable to the President of the Company (2017 - $232,000) and $232,000 at August 31, 2018 (2017 - $232,000). These advances are unsecured and bear interest at 3% per annum. Of this amount, $219,500 is due on demand and $12,500 has no repayment terms. Accrued interest payable to the President totaled $34,273 at November 30, 2018 (2017 - $27,313) and $32,538 at August 31, 2018 (2017 - $25,578).

●	At November 30, 2018, the Company owed $78,660 ($76,000 and US$2,000) (2017 - $nil) in advances payable to the CEO of the Company. At August 31, 2018, the Company owed $51,000 (2017 - $nil). This balance bears no interest and has no repayment terms.

●	At November 30, 2018, the Company owed $nil (2017 - $6,176) to the President of the Company for reimbursable expenses incurred on the Company’s behalf. At August 31, 2018, the Company owed $15,737 (2017 - $5,329).

●	At November 30, 2018, the Company owed $485,360 ($181,070 and US$228,772) (2017 - $314,812 ($181,070 and US$103,772)) in consulting fees to a company controlled by the President of the Company. At August 31, 2018, the Company owed $438,935 ($181,070 and US$197,522) (2017 - $271,984 ($181,070 and US$72,522)).

●	At November 30, 2018 the Company owed $291,757 (US$219,350) (2017 - $121,598 (US$94,350)) in consulting fees to a company controlled by the CEO of the Company. At August 31, 2018, the Company owed $245,564 (US$188,100) (2017 - $79,102 (US$63,100)).

●	At November 30, 2018, the Company owed $333,507 ($181,070 and US$114,606) (2017 - $301,924 ($181,070 and US$93,772)) in consulting fees and $nil in reimbursable expenses (2017 - $259) to a company controlled by a major shareholder of the Company. At August 31, 2018, the Company owed $330,688 ($181,070 and US$114,606) (2017 - $259,448 ($181,070 and US$62,522)) in consulting fees and $nil (2017 - $nil) in reimbursable expenses.

●	At November 30, 2018, the Company owed $nil (2017 - $nil) in shareholder advances and $nil (2017 - $761) in accrued interest on these advances to the same major shareholder. At August 31, 2018, the Company owed $nil (2017 - $nil) in shareholder advances and $nil (2017 - $761) in accrued interest on these advances to the same major shareholder.

●	At November 30, 2018, the Company owed $75,000 (2017 - $75,000) to a company controlled by the Company’s former CFO. At August 31, 2018, the Company owed $75,000 (2017 - $75,000).

During the three months ended November 30, 2018, the Company had the following transactions with related parties:

●	Interest expense of $1,735 was accrued on advances owing to the President of the Company during the three months ended November 30, 2018 (2017 - $1,735) and $6,960 during the year ended August 31, 2018 (2017 - $7,000).

●	The CEO of the Company advanced $27,636 ($25,000 and US$2,000) during the three months ended November 30, 2018 (2017 - $nil) and $51,000 during the year ended August 31, 2018 (2017 - $nil). These advances are unsecured, bear no interest and have no repayment terms.

NOTOX TECHNOLOGIES CORP. (FORMERLY TROPIC INTERNATIONAL INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

11. Related Party Transactions (cont’d)

●	Consulting fees paid or accrued as payable to a company controlled by the President of the Company were $40,882 (US$31,250) and $39,230 (US$31,250) for the three months ended November 30, 2018 and 2017, respectively.

●	Consulting fees paid or accrued as payable to a company controlled by the CEO of the Company were $40,882 (US$31,250) and $39,230 (US$31,250) for the three months ended November 30, 2018 and 2017, respectively.

●	Consulting fees paid or accrued as payable to a company controlled by a major shareholder of the Company were $nil (US$nil) and $39,230 (US$31,250) for the three months ended November 30, 2018 and 2017, respectively.

All transactions with related parties occurred in the normal course of business and were measured at the exchange amount, which was the amount of consideration agreed upon between management and the related parties.

Also see Notes 3, 12, 13 and 14.

12. Advances from Shareholders

Advances payable to shareholders totaled $145,000 at November 30, 2018 (2017 - $145,000) and $145,000 at August 31, 2018 (2017 - $145,000). These advances are unsecured and bear interest at 3% per annum. There are no repayment terms. Interest expense of $1,085 was accrued on these advances during the three months ended November 30, 2018 (2017 - $1,085) and $3,589 during the year ended August 31, 2018 (2017 - $4,351). Accrued interest payable to shareholders totaled $18,056 at November 30, 2018 (2017 - $14,467) and $16,971 at August 31, 2018 (2017 - $13,382).

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

Since September 1, 2017, interest of 24% per annum, compounding annually, has been accrued on the outstanding balance payable. Interest expense of $52,900 (US$40,437) was accrued on the balance payable during the three months ended November 30, 2018 (2017 - $nil) and US$130,800 ($167,123) was accrued on the balance payable during the year ended August 31, 2018 (2017 - $nil). At November 30, 2018, the balance of the license assignment fee payable and interest payable to ZKC was US$716,237 ($952,666) (August 31, 2018 - US$675,800 ($882,257)). See Note 3.

NOTOX TECHNOLOGIES CORP. (FORMERLY TROPIC INTERNATIONAL INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

14. Commitments

On November 16, 2015, the Company entered into a consulting agreement (the “ECC Agreement”) with Edgewater Consulting Corp., a private Ontario corporation (“ECC”). Pursuant to the ECC Agreement, ECC, through its principal, acted in the capacity of CFO of the Company. The ECC Agreement was terminated effective November 10, 2016. A signing bonus of 750,000 exchangeable preferred shares of Subco was issued on August 24, 2016. As at November 30, 2018, ECC is entitled to $75,000 (August 31, 2018 - $75,000) in accrued remuneration.

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

Pursuant to the Old MCM Agreement, the sole proprietor acted in the capacity of CEO of the Company. On June 13, 2016, the Old 1040614 and MCM Agreements were terminated and replaced by the 1040614 and MCM Agreements (see below). As at November 30, 2018, 1040614 and MCM are each entitled to $80,770 (August 31, 2018 - $80,770) in accrued remuneration in respect of the Old Agreements.

On February 4, 2016, the Company entered into a consulting agreement (the “Old ZKC Agreement”) with Zoran K Corporation, a private Ontario corporation (“ZKC”). Pursuant to the Old ZKC Agreement, ZKC, through its principal, acted in the capacity of the Company’s exclusive sales, marketing and product development agent. On June 13, 2016, the Old ZKC Agreement was terminated and replaced by the ZKC Agreement (see below). As at November 30, 2018, there is no remuneration payable (August 31, 2018 - $nil) by the Company under the Old ZKC Agreement.

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

NOTOX TECHNOLOGIES CORP. (FORMERLY TROPIC INTERNATIONAL INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

15. Stockholders’ Deficiency

As at November 30, 2018, the Company was authorized to issue 500,000,000 (August 31, 2018 - 300,000,000) shares of common stock at a par value of $US0.001.

On October 9, 2018, the Company’s shareholders and directors approved a change of the Company’s name from Tropic International Inc. to Notox Technologies Corp. and an increase in the Company’s authorized common stock to 500,000,000 shares. The name change and authorized common stock increase were effected November 19, 2018.

At November 30, 2018, the Company had 57,545,343 shares of common stock legally issued and outstanding (2017 - 57,532,843). At August 31, 2018, the Company had 57,532,843 shares of common stock legally issued and outstanding (2017 - 56,892,843 shares).

On June 28, 2013, pursuant to the Exchange Agreement, the Company acquired 39,015,439 common shares of TSI in exchange for the issuance of 39,015,439 preferred shares of Subco to the Selling Shareholders on a one-for-one basis. As a result of the Exchange Agreement, TSI became the Company’s majority-owned subsidiary. Each preferred share of Subco is exchangeable into one share of the Company’s common stock at the option of the holder subject to certain restrictions. As at November 30, 2018 and August 31, 2018, none of the preferred shares had been exchanged.

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

Common Stock Issuances

During the three months ended November 30, 2018, the Company completed the follow common stock transaction:

●	On November 27, 2018, the Company issued 12,500 shares of common stock at $0.80 per share for gross proceeds of $10,000 pursuant to the exercise of warrants during the year ended August 31, 2018. $2,561 of the gross proceeds received that was allocated to these warrants has been deducted from additional paid-in capital.

During the three months ended November 30, 2017, the Company completed the following common stock transactions:

●	On September 21, 2017, the Company closed a US dollar financing pursuant to which the Company issued 630,000 units at US$1.00 per unit for gross proceeds of $830,674 (US$630,000), with each unit consisting of one share of the Company’s common stock and one warrant to purchase one share of common stock exercisable at a price of US$1.40 per share until September 7, 2019. $491,041 was allocated to common stock and $339,633 was allocated to stock purchase warrants. The Company paid cash finder’s fees of $6,435 (US$5,000) and issued 5,000 finder’s stock purchase warrants exercisable at US$1.40 per warrant share until July 17, 2019, valued at $2,581 and credited to stock purchase warrants.

NOTOX TECHNOLOGIES CORP. (FORMERLY TROPIC INTERNATIONAL INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

15. Stockholders’ Deficiency (cont’d)

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

Stock Subscribed

During the three months ended November 30, 2018 and 2017, there were no stock subscriptions received.

Stock Purchase Warrants

The continuity of Canadian dollar denominated stock purchase warrants for the three months ended November 30, 2018 is as follows:

Expiry Date	Price	August 31, 2018	Issued	Expired	November 30, 2018
October 31, 2018	$0.80	117,500	—	(117,500)	—

At November 30, 2018, the weighted-average remaining contractual life of Canadian dollar warrants outstanding was 0.00 years (August 31, 2018 - 0.17).

The continuity of US dollar denominated stock purchase warrants for the three months ended November 30, 2018 is as follows:

Expiry Date	Price	August 31, 2018	Issued	Expired	November 30, 2018
September 30, 2018 – Finder	US$1.40	15,000	—	(15,000)	—
October 31, 2018	US$0.80	220,770	—	(220,770)	—
November 2, 2018	US$1.40	400,000	—	(400,000)	—
July 17, 2019 – Finder	US$1.40	5,000	—	—	5,000
September 7, 2019	US$1.40	630,000	—	—	630,000
		1,270,770	—	(635,770)	635,000

At November 30, 2018, the weighted-average remaining contractual life of US dollar warrants outstanding was 0.77 years (August 31, 2018 – 0.59 years).

The Company used the Black-Scholes Option Pricing Model to determine the fair values of unit warrants and finder’s warrants issued pursuant to private placements during the years ended August 31, 2018 and 2017 with the following assumptions:

	November 30, 2018	August 31, 2018
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	2.14%	1.47% - 2.04%
Expected stock price volatility	100.00%	100.00%
Expected life of warrants	0.63 – 0.77 years	0.08 – 2 years

See Note 4.

NOTOX TECHNOLOGIES CORP. (FORMERLY TROPIC INTERNATIONAL INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

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

19. Subsequent Events

On December 27, 2018, the automatic expiration date in respect of the preferred shares of Subco was extended to December 31, 2020.

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

This Report includes our interim unaudited consolidated financial statements as at and for the three months ended November 30, 2018. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All financial information in this Report is presented in Canadian dollars, unless otherwise indicated, and should be read in conjunction with our interim unaudited consolidated financial statements and the notes thereto included in this Report.

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

Results of Operations

Revenue

We did not generate any revenue during either the three months ended November 30, 2018 or the same period in the prior year.

Production Costs

During the three months ended November 30, 2018, we incurred production costs of $54,680, which was equal to our gross loss for the period. During the same period in the prior year, we incurred production costs and a gross loss of $49,147. Our production costs for the three months ended November 30, 2018 included $46,867 in License Agreement amortization and $7,813 in patenting costs, compared to $46,867 in License Agreement amortization, $570 in production-related consulting fees and $1,710 in depreciation during the same period in the prior year.

Expenses

During the three months ended November 30, 2018, we incurred $211,264 in total general and administrative expenses, compared to $189,264 in such expenses during the same period in the prior year.

Our expenses during the three months ended November 30, 2018 consisted of $81,764 in management-related consulting fees, $52,900 in interest on a license assignment fee payable, $37,758 in foreign exchange loss, $20,480 in professional fees, $8,794 in trust and filing fees, $5,250 in rent, $2,820 in interest on advances from related parties/shareholders, $1,134 in travel and entertainment expenses and $364 in office and miscellaneous expenses.

During the same period in the prior year, our expenses included $117,690 in management-related consulting fees, $36,547 in foreign exchange loss, $16,396 in professional fees, $6,139 in trust and filing fees, $5,700 in rent, $2,820 in interest on advances from related parties/shareholders, $2,480 in office and miscellaneous expenses, $1,245 in travel and entertainment expenses and $247 in marketing expenses.

Apart from the $52,900 increase in interest on a license assignment fee payable and the $35,926 decrease in our management-related consulting fees, our expenses were relatively consistent from period-to-period.

The significant management-related consulting fees we incurred over both periods were paid to our principal executive officers and directors and one consultant who provided management-related services to us during the prior period and is also a major shareholder.

Other Items

During the three months ended November 30, 2018, we incurred a writedown of amounts receivable in the amount of $8,753, a $41,757 gain associated with the revaluation of certain outstanding warrants to purchase shares of our common stock that are denominated in U.S. dollars, and a $109,808 gain on the expiration of certain outstanding warrants to purchase shares of our common stock that are also denominated in U.S. dollars.

Net Loss

During the three months ended November 30, 2018, we incurred a net loss and comprehensive loss of $123,132 and a net loss per share of $0.00. During the same period in the prior year, we experienced a net loss and comprehensive loss of $217,090 and a net loss per share of $0.00.

Liquidity and Capital Resources

As of November 30, 2018, we had $492 in cash, $96,452 in current assets, $1,174,388 in total assets, $3,354,444 in current liabilities, $3,594,385 in total liabilities and a working capital deficiency of $3,257,992. As of that date, we also had an accumulated deficit of $11,906,618.

During the three months ended November 30, 2018, we spent $32,808 in net cash on operating activities, compared to $12,560 in net cash spending on operating activities during the same period in the prior year. The increase of approximately 161% in our spending between the two periods was primarily attributable to certain changes in our assets and liabilities from period-to-period, in particular the $52,900 increase in interest accrued on a license assignment fee payable, as partially offset by the $48,688 decrease in our accounts payable and accrued liabilities.

We did not spend any cash on investing activities during the three months ended November 30, 2018 or 2017.

During the three months ended November 30, 2018, we received $27,636 in net cash from financing activities, compared to spending $6,435 in net cash on financing activities during the same period in the prior year. All of cash we received from financing activities during the current period was in the form of advances from related parties/shareholders, whereas all of the cash we spent during the same period in the prior year was in the form of stock issuance costs.

During the three months ended November 30, 2018, our cash decreased by $5,172 due to a combination of our operating and financing activities.

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

In addition, over the next 12 months our plan of operations through Tropic Spa is to create licensing opportunities for Tropic Spa’s intellectual property, and in particular, its U.S., Canadian, Australian and Chinese patents. We plan to target existing and highly-recognized brands in the tanning industry, both locally and internationally, that may be drawn to Tropic Spa’s technology in order to better serve their existing customers and enhance their competitive advantage. We do not anticipate spending any specific amounts for this purpose, as the creation of such opportunities will be covered by our general and administrative expenses described below.

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

Going Concern

Our financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. As at November 30, 2018, we had a working capital deficiency of $3,257,992 and an accumulated deficit of $11,906,618. Our continuation as a going concern is dependent upon the continued financial support from our stockholders, our ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the period ended November 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are filed as a part of this Report:

Exhibit Number	Exhibit Description
3(i).1	Articles of Incorporation filed with the Nevada Secretary of State on October 29, 2007 (1)
3(i).2	Certificate of Amendment filed with the Nevada Secretary of State on August 24, 2010 (1)
3(i).3	Certificate of Amendment filed with the Nevada Secretary of State on April 17, 2013 (2)
3(i).4	Articles of Merger filed with the Nevada Secretary of State on December 6, 2013 (3)
3(i).5	Certificate of Amendment filed with the Nevada Secretary of State on November 19, 2018 (4)
3(ii).1	By-Laws (1)
3(ii).2	Amended and Restated Bylaws (5)
10.1	Share Exchange Agreement dated June 28, 2013 with 1894632 Ontario Inc., Tropic Spa Inc. and the shareholders of Tropic Spa Inc. (6)

10.2	Amendment to Share Exchange Agreement dated February 17, 2015 with 1894632 Ontario Inc., Tropic Spa Inc. and the shareholders of Tropic Spa Inc. (7)
10.3	Share Exchange Agreement dated June 6, 2016 with Notox Bioscience Inc. and the shareholders of Notox Bioscience Inc. (8)
10.4	Amendment to Share Exchange Agreement dated November 23, 2016 with Notox Bioscience Inc. and the shareholders of Notox Bioscience Inc. (9)
21	1894631 Ontario Inc. (Ontario, Canada), 1894632 Ontario Inc. (Ontario, Canada), Notox Bioscience Inc. (Nevada), Tropic Spa Inc. (Ontario, Canada)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

(1)	Incorporated by reference from our registration statement on Form 10, filed with the SEC on October 15, 2010.

(2)	Incorporated by reference from our quarterly report on Form 10-Q, filed with the SEC on June 20, 2013.

(3)	Incorporated by reference from our annual report on Form 10-K, filed with the SEC on December 9, 2013.

(4)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on November 26, 2018.

(5)	Incorporated by reference from our annual report on Form 10-K, filed with the SEC on December 14, 2018.

(6)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on July 3, 2013.

(7)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on February 19, 2015.

(8)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on June 13, 2016.

(9)	Incorporated by reference from our quarterly report on Form 10-Q, filed with the SEC on January 19, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 18, 2019	NOTOX TECHNOLOGIES CORP.

	By:	/s/ John Marmora
John Marmora
President, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

