Form 10-Q
period 2019-02-28
NOTOX TECHNOLOGIES CORP.
filed 2019-04-19
CIK 844538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
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

As of April 19, 2019, the registrant’s outstanding common stock consisted of 57,545,343  shares.

2

Item 1. Financial Statements

Notox Technologies Corp. (formerly Tropic International Inc.)

Condensed Consolidated Financial Statements

For the Three and Six Months Ended February 28, 2019

(Expressed in Canadian dollars)

(unaudited)

3

NOTOX TECHNOLOGIES CORP. (FORMERLY TROPIC INTERNATIONAL INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	February 28, 2019	August 31, 2018
ASSETS
Current assets:
Cash	$103,318	$5,664
Amounts receivable	4,045	6
Sales tax receivable	72,295	72,295
Prepaid expenses	15,002	24,048
Total current assets	194,660	102,013
Patents, net	4	4
License agreement, net (Note 5)	1,031,066	1,124,799
Total assets	$1,225,730	$1,226,816

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable and accrued liabilities (Note 6)	$1,876,870	$1,582,691
Advances from related parties/shareholders (Notes 7 and 8)	565,732	477,509
License assignment fee and accrued interest payable (Note 9)	1,000,758	882,257
Stock purchase warrants (Note 11)	197,626	353,517
Stock subscribed	—	10,000
Total current liabilities	3,640,986	3,305,974
Due to the Clinic (Note 5)	237,341	227,707
	3,878,327	3,533,681

Stockholders’ deficiency (Note 11):
Common stock	1,018,256	1,018,256
Additional paid-in capital	8,458,365	8,458,365
Shares to be issued	119,890	—
Deficit	(12,249,108)	(11,783,486)
Total stockholders’ deficiency	(2,652,597)	(2,306,865)
Total liabilities and stockholders’ deficiency	$1,225,730	$1,226,816

Subsequent event (Note 14)

See accompanying notes to the condensed consolidated financial statements.

NOTOX TECHNOLOGIES CORP. (FORMERLY TROPIC INTERNATIONAL INC.)

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	For the Three Months Ended February 28,
	2019	2018
Revenue:
Sales	$—	$—

Production costs:
Amortization – license agreement (Note 5)	46,866	46,866
Consulting fees – production	—	585
Depreciation	—	1,710
Patenting costs – the Clinic	—	10,175
Total production costs	46,866	59,336
Gross loss	(46,866)	(59,336)

General and administration:
Consulting fees – management (Note 7)	235	118,076
Depreciation	—	(2,820)
Interest on advances from related parties/shareholders (Note 7)	3,136	8,089
Interest on license assignment fee payable (Note 9)	53,595	—
Loss (gain) on foreign exchange	225,379	(5,437)
Marketing	124	—
Office and miscellaneous	449	2,614
Patent maintenance fees	—	1,394
Professional fees	11,854	13,000
Rent	5,530	7,439
Travel and entertainment	435	1,181
Trust and filing fees	6,185	5,936
Total general and administration	306,922	149,472
Loss before other items and income taxes	(353,788)	(208,808)
Other items:
Other income	2,800	—
Discounts received	4,172	—
Gain on revaluation of stock purchase warrants (Note 11)	4,326	75,549
Write-down of amounts receivable	—	(13,000)
Loss before income taxes	(342,490)	(146,259)
Income taxes	—	—
Net loss and comprehensive loss	$(342,490)	(146,259)

Net loss per share – basic and diluted	$(0.01)	$(0.00)

Weighted-average number of shares outstanding	57,539,763	57,507,318

See accompanying notes to the condensed consolidated financial statements.

NOTOX TECHNOLOGIES CORP. (FORMERLY TROPIC INTERNATIONAL INC.)

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	For the Six Months Ended February 28,
	2019	2018
Revenue:
Sales	$—	$—

Production costs:
Amortization – license agreement (Note 5)	93,733	93,733
Consulting fees – production	—	1,155
Depreciation	—	3,420
Patenting costs – the Clinic	7,813	10,175
Total production costs	101,546	108,483
Gross loss	(101,546)	(108,483)

General and administration:
Consulting fees – management (Note 7)	81,999	235,766
Interest on advances from related parties/shareholders (Note 7)	5,956	8,089
Interest on license assignment fee payable (Note 9)	106,495	—
Loss on foreign exchange	263,137	31,110
Marketing	124	247
Office and miscellaneous	813	5,094
Patent maintenance fees	—	1,394
Professional fees	32,334	29,396
Rent	10,780	13,139
Travel and entertainment	1,569	2,426
Trust and filing fees	14,979	12,075
Total general and administration	518,186	338,736
Loss before other items and income taxes	(619,732)	(447,219)

Other items:
Other income	2,800	—
Discounts received	4,172	—
Gain on revaluation of stock purchase warrants (Note 11)	46,083	102,616
Gain on expiration of stock purchase warrants (Note 11)	109,808	—
Write-down of amounts receivable	(8,753)	(18,746)
Loss before income taxes	(465,622)	(363,349)
Income taxes	—	—
Net loss and comprehensive loss	$(465,622)	$(363,349)

Net loss per share – basic and diluted	$(0.01)	$(0.01)

Weighted-average number of shares outstanding	57,539,763	57,507,318

See accompanying notes to the condensed consolidated financial statements.

NOTOX TECHNOLOGIES CORP. (FORMERLY TROPIC INTERNATIONAL INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	For the Six Months Ended February 28,
	2019	2018

Cash Flows Used In Operating Activities
Net loss	$(465,622)	$(363,349)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization – license agreement	93,733	93,733
Depreciation	—	3,420
Discount received and other income	(6,972)	—
Unrealized foreign exchange on license assignment fee payable	—	14,879
Unrealized foreign exchange on license assignment fee payable interest payable	118,501	—
Unrealized foreign exchange on due to the Clinic	9,634	4,511
Write-down of amounts receivable	8,753	18,746
Gain on revaluation of stock purchase warrants	(46,083)	(102,615)
Gain on expiration of stock purchase warrants	(109,808)	—
Changes in assets and liabilities:
Amounts receivable	(4,039)	(19,879)
Prepaid expenses	9,046	13,410
Accounts payable and accrued liabilities	292,398	246,420
Due to the Clinic	—	10,175
Interest accrued on advances from related parties/shareholders	—	8,089
Net cash used in operating activities	(100,459)	(72,460)

Cash Flows Provided By (Used In) Financing Activities
Shares to be issued	104,890	—
Stock issue costs	—	(6,435)
Advances from related parties/shareholders	88,223	46,000
Proceeds from exercise of warrants	5,000	—
Stock subscriptions received	—	10,000
Net cash provided by (used in) financing activities	198,113	(49,565)

Increase (decrease) in cash during the period	97,654	(22,895)
Cash, beginning of period	5,664	63,144
Cash, end of period	$103,318	$40,249

Supplementary Information:
Interest paid	—	—
Taxes paid	$—	$—

See accompanying notes to the condensed consolidated financial statements.

NOTOX TECHNOLOGIES CORP. (FORMERLY TROPIC INTERNATIONAL INC.)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

				Additional		Total
	Common Stock		Shares to	paid-in		stockholders’
	Share	Amount	be issued	capital	Deficit	deficiency
Balance at August 31, 2017	56,892,843	$526,182	$—	$8,460,414	$(10,972,661)	$(1,986,065)
Stock issued for cash	630,000	491,041	—	—	—	491,041
Stock issue costs – cash	—	(6,435)	—	—	—	(6,435)
Stock issue costs – finder’s warrants	—	(2,581)	—	—	—	(2,581)
Warrants exercised	10,000	10,049	—	(2,049)	—	8,000
Net loss for the three months	—	—	—	—	(217,090)	(217,090)
Balance at November 30, 2017	57,532,843	$1,018,256	$—	$8,458,365	$(11,189,751)	$(1,713,130)

Net loss the three months	—	—	—	—	(146,259)	(146,259)
Balance at February 28, 2018	57,532,843	$1,018,256	$—	$8,458,365	$(11,336,010)	$(1,859,389)

Net loss the six months	—	—	—	—	(447,476)	(447,476)
Balance at August 31, 2018	57,532,843	$1,018,256	$—	$8,458,365	$(11,783,486)	$(2,306,865)

Warrants exercised	—	—	10,000	—	—	10,000
Net loss the three months	—	—	—	—	(123,132)	(123,132)
Balance at November 30, 2018	57,532,843	$1,018,256	$10,000	$8,458,365	$(11,906,618)	$(2,419,997)

Warrants exercised	—	—	5,000	—	—	5,000
Shares to be issued	—	—	104,890	—	—	104,890
Net loss the three months	—	—	—	—	(342,490)	(342,490)
Balance at February 28, 2019	57,532,843	$1,018,256	$119,890	$8,458,365	$(12,249,108)	$(2,652,597)

See accompanying notes to the condensed consolidated financial statements.

NOTOX TECHNOLOGIES CORP. (FORMERLY TROPIC INTERNATIONAL INC.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

1. Company Overview and Basis of Presentation

Nature and History of Operations

Notox Technologies Corp. (formerly Tropic International Inc.) (the “Company”) was incorporated under the laws of the state of Nevada on October 29, 2007 under the name Rockford Minerals Inc. On June 28, 2013, the Company completed a reverse takeover transaction with Tropic Spa Inc. (“TSI”), a private Ontario corporation that manufactured and sold Home Mist Tanning units that deliver a full-body application. As a result of this transaction, the Company became a holding company operating through TSI.

On December 6, 2013, the Company changed its name to Tropic International Inc. as a result of a merger with a wholly-owned subsidiary incorporated solely to effect the name change. On November 19, 2018, the Company again changed its name to Notox Technologies Corp.

On June 13, 2016, the Company completed an asset acquisition transaction with Notox Bioscience Inc. (“Notox”), a private Nevada corporation incorporated on May 31, 2016 for the purpose of acquiring 100% of the right, title and interest in and to an exclusive license agreement (the “License Agreement”) with The Cleveland Clinic Foundation (the “Clinic”), an Ohio not-for-profit corporation. As a result of this transaction, the Company is a holding company operating through both TSI and Notox.

As reflected in the accompanying condensed consolidated financial statements, the Company has a deficit of $12,249,108 (August 31, 2018 - $11,783,486) since inception, a working capital deficiency of $3,446,326 (August 31, 2018 - $3,203,961) and a stockholders’ deficiency of $2,652,597 (August 31, 2018 - $2,306,865). This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to raise additional capital and to implement its business plan. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company’s operating expenses are estimated to be approximately $100,000 per year. As at February 28, 2019, the Company’s current cash liabilities total $3,443,360 (August 31, 2018 - $2,942,000). Of this amount, accounts payable and accrued liabilities are $1,876,870, advances from related parties/shareholders are $565,732 and license assignment fee and accrued interest payable $1,000,758 – is payable to related parties and/or major shareholders who have not and will not require payment until such time as sufficient cash flow is available.

The Company’s CEO and President have committed to providing financing if and when necessary to fund the Company’s estimated $100,000 cash operating expenses for the year ended August 31, 2019.

NOTOX TECHNOLOGIES CORP. (FORMERLY TROPIC INTERNATIONAL INC.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

1. Company Overview and Basis of Presentation (continued)

Basis of Presentation, Measurement and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Article 8 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s audited financial statements for the years ended August 31, 2018 and 2017 and their accompanying notes.

The accompanying unaudited condensed consolidated financial statements are expressed in Canadian Dollars (“CAD”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. Operating results for the six months ended February 28, 2019 are not necessarily indicative of the results that may be expected for the year ending August 31, 2019.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the financial statements of the Company, TSI, Notox, 1894632 Ontario Inc. (“Subco”), and 1894631 Ontario Inc., the Company’s subsidiaries. All significant inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, the Company evaluates its estimates, including those related to equipment, fair values of intangible assets, useful lives of intangible assets and the likelihood of realization of its deferred tax assets. The Company bases its estimates on assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

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

NOTOX TECHNOLOGIES CORP. (FORMERLY TROPIC INTERNATIONAL INC.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

3. Reverse Takeover

On June 28, 2013 (the “Closing Date”), the Company, its wholly-owned subsidiary Subco and TSI entered into a share exchange agreement (the “Exchange Agreement”) with certain of the shareholders of TSI (the “Selling Shareholders”) pursuant to which the Company acquired 39,015,439 common shares, or approximately 78% of the issued and outstanding shares, of TSI in exchange for the issuance of 39,015,439 preferred shares of Subco to the Selling Shareholders on a one-for-one basis. Each one preferred share of Subco is exchangeable into one share of the Company’s common stock at the option of the holder subject to certain restrictions.

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

4. Fair Value Measurements

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

5. License Agreement, Net

On December 1, 2012, Zoran Holding Corporation (“ZHC”) and the Clinic entered into the License Agreement whereby the Clinic granted ZHC an exclusive worldwide license and a non-exclusive worldwide license in the field of aesthetics and pain to make, use, offer to sell, sell and import certain products throughout the term of the License Agreement. Royalties and other payments are payable quarterly. Notox is required to achieve two commercial milestones: regulatory filings submitted to regulatory authorities by November 30, 2019 and first commercial sale within nine months following regulatory approval. Failure to achieve these milestones, without satisfactory justification, constitutes a material breach of the License Agreement giving the Clinic the right, but not the obligation, to convert the License Agreement to a non-exclusive license or terminate the License Agreement. The Clinic has the right to verify Notox’s compliance with the License Agreement.

Within 30 days following Notox’s receipt of the first regulatory approval, Notox is required to reimburse the Clinic for current patenting costs. All patenting costs, patent office fees and outside patent counsel costs will, at the Clinic’s option, either be paid directly by Notox or by the Clinic with the Clinic invoicing Notox, provided that Notox has no obligation to pay or reimburse the Clinic until after first regulatory approval has been obtained. Upon termination or expiration of the License Agreement, all accrued and unreimbursed patenting costs become immediately due and payable to the Clinic. As of February 28, 2019, all accrued and unreimbursed patenting costs totaled $237,341 (August 31, 2018 - $227,707).

Pursuant to above, the fair value and gross carrying value of the License Agreement is as follows:

License Agreement	$133,212
Cash	131
Accrued liabilities	(5,423)
Capital stock exchanged (50,000,000 shares at US$0.002 per share)	$127,920

Fair value of License Agreement	$133,212
Acquisition costs	19,519
Assignment fee (US$1,000,000)	1,347,000
Gross carrying value of License Agreement	$1,499,731

	February 28, 2019
	Gross carrying amount	Accumulated amortization	Net carrying amount
License Agreement	$1,499,731	$468,665	$1,031,066

	August 31, 2018
	Gross carrying amount	Accumulated amortization	Net carrying amount
License Agreement	$1,499,731	$374,932	$1,124,799

NOTOX TECHNOLOGIES CORP. (FORMERLY TROPIC INTERNATIONAL INC.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

5. License Agreement, Net (continued)

As of February 28, 2019, amortization expense on the License Agreement for the next six years was expected to be as follows:

Amount
Year ending:
2019	$93,733
2020	187,466
2021	187,466
2022	187,466
2023	187,466
2024	187,469
Total	$1,031,066

6. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of:

	February 28, 2019	August 31, 2018
Trade payables	$1,728,941	$1,412,277
Vendor accruals	147,929	170,414
Accounts payable and accrued liabilities	$1,876,870	$1,582,691

7. Related Party Transactions and balances

All transactions with related parties occurred in the normal course of business and were measured at the exchange amount, which was the amount of consideration agreed upon between management and the related parties.

Following are the related party balances and transactions:

a)	Related party balances

Advances from related parties include:

●	At February 28, 2019, the Company owed $232,000 (August 31, 2018 - $232,000) in advances payable to the President of the Company. These advances are unsecured and bear interest at 3% per annum. Accrued interest payable to the President totaled $36,629 at February 28, 2019 (August 31, 2018 - $32,538).

●	At February 28, 2019, the Company owed $102,837 (August 31, 2018 - $51,000) in advances payable to the CEO of the Company. This balance bears no interest and has no repayment terms.

Accounts payable and accrued liabilities include:

●	At February 28, 2019, the Company owed $1,185,624 (August 31, 2018 - $1,090,187) in consulting fees to the President, CEO, and former CFO of the Company.

NOTOX TECHNOLOGIES CORP. (FORMERLY TROPIC INTERNATIONAL INC.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

7. Related Party Transactions and balances (continued)

b)	Related party transactions

During the six months ended February 28, 2019, the Company had the following transactions with related parties:

●	Consulting fees expense of $81,765 (six months ended February 28, 2018 - $157,178) in connection with the services provided by the companies controlled by the President and CEO of the Company.

●	Interest expense of $5,534 (six months ended February 28, 2018 - $761) in connection with advances owing to the President and other shareholders of the Company.

●	The CEO of the Company advanced $28,836 (six months ended February 28, 2018 - $46,000). These advances are unsecured, bear no interest and have no repayment terms.

8. Advances from Shareholders

Advances payable to shareholders totaled $145,000 at February 28, 2019 (August 31, 2018 - $145,000) These advances are unsecured and bear interest at 3% per annum, with no specific repayment terms. Interest expense of $2,157 was incurred on these advances during the six months ended February 28, 2019 (six months ended February 28, 2018 - $2,157). Accrued interest payable to shareholders totaled $19,128 at February 28, 2019 (August 31, 2018 - $16,971).

9. License Assignment Fee Payable

Pursuant to the amendment to the Share Exchange Agreement, the Company will pay an aggregate of US$1,000,000 to Zoran K Corporation, a private Ontario corporation (“ZKC”), in the form of a one-time assignment fee. The assignment fee payable is repayable in monthly instalments of US$50,000 beginning on October 1, 2016. Upon completion of any equity financing pursuant to which the Company raises gross proceeds of at least US$1,000,000, the outstanding balance is to be repaid in full.

Since September 1, 2017, interest of 24% per annum, compounding annually, has been accrued on the outstanding balance payable. Interest expense of $281,032 was accrued on the balance payable during the six months ended February 28, 2019. At February 28, 2019, the balance of the license assignment fee payable and interest payable to ZKC was $1,000,758 (August 31, 2018 - $882,257). See Note 5.

10. Commitments

On December 1, 2015, the Company entered into consulting agreements with 1040614 Ontario Ltd., a private Ontario corporation (the “Old 1040614 Agreement”), and MCM Consulting, an Ontario sole proprietorship (the “Old MCM Agreement”, and together with the Old 1040614 Agreement, the “Old Agreements”). Pursuant to the Old 1040614 Agreement, 1040614 Ontario Ltd. (“1040614”), through its principal, performed various services related to business development, strategic planning and capital-raising for the Company. Pursuant to the Old MCM Agreement, the sole proprietor of MCM Consulting (“MCM”) acted in the capacity of CEO of the Company. On June 13, 2016, the Old 1040614 and MCM Agreements were terminated and replaced by the 1040614 and MCM Agreements (see below). As at February 28, 2019, 1040614 and MCM are each entitled to $80,770 (August 31, 2018 - $80,770) in accrued remuneration in respect of the Old Agreements.

NOTOX TECHNOLOGIES CORP. (FORMERLY TROPIC INTERNATIONAL INC.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

10. Commitments (continued)

On June 13, 2016, the Company entered into consulting agreements with 1040614 (the “1040614 Agreement”), MCM (the “MCM Agreement”) and ZKC (the “ZKC Agreement”). Pursuant to the 1040614 Agreement, 1040614, through its principal, performs general consulting services on behalf of the Company. Pursuant to the MCM Agreement, the sole proprietor of MCM acts in the capacity of President of the Company. Pursuant to the ZKC Agreement, ZKC, through its principal, acts in the capacity of CEO of the Company. Each consulting agreement is for a period of 10 years, with successive automatic renewal periods of two years until terminated. Pursuant to these consulting agreements, each consultant is entitled to receive the following compensation:

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

11. Stockholders’ Deficiency

Authorized stock

As at February 28, 2019, the Company was authorized to issue 500,000,000 (August 31, 2018 - 300,000,000) shares of common stock at a par value of US$0.001.

On October 9, 2018, the Company’s shareholders and directors approved a change of the Company’s name from Tropic International Inc. to Notox Technologies Corp. and an increase in the Company’s authorized common stock to 500,000,000 shares. The name change and authorized common stock increase were effected on November 19, 2018.

At February 28, 2019, the Company had 57,532,843 shares of common stock legally issued and outstanding (August 31, 2018 - 57,532,843).

NOTOX TECHNOLOGIES CORP. (FORMERLY TROPIC INTERNATIONAL INC.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

11. Stockholders’ Deficiency (continued)

Share issuances

During the six months ended February 28, 2018, the Company completed the following common stock transactions:

●	On September 21, 2017, the Company closed a US dollar financing pursuant to which the Company issued 630,000 units at US$1.00 per unit for gross proceeds of $830,674, with each unit consisting of one share of the Company’s common stock and one warrant to purchase one share of common stock exercisable at a price of US$1.40 per share until September 7, 2019. $491,041 was allocated to common stock and $339,633 was allocated to stock purchase warrants. The Company paid cash finder’s fees of $6,435 and issued 5,000 finder’s stock purchase warrants exercisable at US$1.40 per warrant share until July 17, 2019, valued at $2,581 and credited to stock purchase warrants.

●	On September 21, 2017, the Company issued 10,000 shares of common stock at $0.80 per share for gross proceeds of $8,000 pursuant to the exercise of warrants during the year ended August 31, 2017. $2,049 of the gross proceeds received that was allocated to these warrants has been deducted from additional paid-in capital.

There were no share issuances during the six months ended February 28, 2019.

Shares to be issued

Common stock to be issued of 98,750 shares ($119,890) is comprised of 18,750 shares to be issued from the exercise of warrants (as explained below), and 80,000 shares to be issued from private placements as detailed below:

●	On February 25, 2019, the Company has to issue 15,000 shares of common stock through a private placement with a fair value of $19,311 at a rate of U$1.29 per share.

●	On February 28, 2019, the Company has to issue 65,000 shares of common stock through a private placement with a fair value of $85,579 at a rate of $1.32 per share.

Warrant exercises

During the six months ended February 28, 2019, the Company completed the following warrants transactions:

●	On November 27, 2018, the Company issued 12,500 shares of common stock at $0.80 per share for gross proceeds of $10,000 pursuant to the exercise of warrants.

●	As of February 28, 2019, the Company has to issue.6,250 shares of common stock at $0.80 per share for gross proceeds of $5,000 pursuant to the exercise of warrants during the period ended February 28, 2019.

NOTOX TECHNOLOGIES CORP. (FORMERLY TROPIC INTERNATIONAL INC.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

11. Stockholders’ Deficiency (continued)

Stock Purchase Warrants

The continuity of Canadian dollar denominated stock purchase warrants for the six months ended February 28, 2019 is as follows:

Expiry Date	Price	August 31, 2017	Issued	Expired	August 31, 2018	Issued	Expired	February 28, 2019
October 31, 2018	$0.80	130,000	—	(12,500)	117,500	—	(117,500)	—

At February 28, 2019, the weighted-average remaining contractual life of Canadian dollar warrants outstanding was 0.00 years (August 31, 2018 - 0.17).

The continuity of US dollar denominated stock purchase warrants for the six months ended February 28, 2019 is as follows:

Expiry Date	Price	August 31, 2017	Issued	August 31, 2018	Issued	Expired	February 28, 2019
September 30, 2018 – Finder	US$1.40	15,000	—	15,000	—	(15,000)	—
October 31, 2018	US$0.80	220,770	—	220,770	—	(220,770)	—
November 2, 2018	US$1.40	400,000	—	400,000	—	(400,000)	—
July 17, 2019 – Finder	US$1.40	—	5,000	5,000	—	—	5,000
September 7, 2019	US$1.40	—	630,000	630,000	—	—	630,000
		635,770	635,000	1,270,770	—	(635,770)	635,000

At February 28, 2019, the weighted-average remaining contractual life of US dollar warrants outstanding was 0.52 years (August 31, 2018 – 0.59 years).

The Company used the Black-Scholes Option Pricing Model to determine the fair values of unit warrants and finder’s warrants issued pursuant to private placements during the years ended August 31, 2018 and 2017 with the following assumptions:

	February 28, 2019	August 31, 2018
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	1.78%	1.47% - 2.04%
Expected stock price volatility	100.00%	100.00%
Expected life of warrants	0.63 – 0.77 years	0.08 – 2 years

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

NOTOX TECHNOLOGIES CORP. (FORMERLY TROPIC INTERNATIONAL INC.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

13. Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2018-13, “Changes to Disclosure Requirements for Fair Value Measurements”, which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements, and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company will be evaluating the impact this standard will have on the Company’s financial statements.

In June 2018, the FASB issued ASU 2018-07 to expand the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company is currently in the process of evaluating the effects of this pronouncement on the consolidated financial statements, including potential early adoption.

In November 2017, the FASB issued ASU 2017-14 amending ASC Topic 605, which states the required steps to achieve the core principle that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company adopted this pronouncement on a modified retrospective basis. On April 1, 2018, the Company adopted ASU 2017-14 to clarify existing guidance on revenue recognition.

In November 2016, the FASB issued ASU 2016-18 addressing the treatment of restricted cash equivalents in ASC Topic 230. This guidance requires entities to show changes in the total of cash, cash equivalents and restricted cash in the combined statement of cash flows. On January 1, 2018, the Company adopted ASU 2016-18 to clarify how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. This guidance was adopted on a retrospective basis, and such adoption did not have a material impact on the Company’s combined financial position and/or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This guidance revises the accounting related to leases by requiring lessees to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions. This ASU is effective for annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company does not believe the guidance will have a material impact on its consolidated financial statements.

14. Subsequent Events

The Company’s management has evaluated subsequent events up to April 19, 2019, the date the accompanying condensed consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined that there have been no events that have occurred that would require adjustments to the disclosures in the financial statements.

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

This Report includes our interim unaudited condensed consolidated financial statements for the three and six months ended February 28, 2019. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All financial information in this Report is presented in Canadian dollars, unless otherwise indicated, and should be read in conjunction with our interim unaudited condensed consolidated financial statements and the notes thereto included in this Report.

As disclosed in our current report on Form 8-K dated July 3, 2013, on June 28, 2013 we completed a share exchange with Tropic Spa Inc., an Ontario corporation (“Tropic Spa”), 1894632 Ontario Inc., an Ontario corporation (“Subco”), and certain of the shareholders of Tropic Spa (collectively, the “Tropic Spa Shareholders”), pursuant to which we acquired 78,030,877 common shares, or approximately 78% of the issued and outstanding shares, of Tropic Spa in exchange for the issuance of 78,030,877 preferred shares of Subco, our wholly owned subsidiary, to the Tropic Spa Shareholders on a one-for-one basis (the “Share Exchange”). Each preferred share of Subco is exchangeable into one share of our common stock at the option of the holder thereof, subject to certain restrictions. As a result of the Share Exchange, Tropic Spa became our majority-owned subsidiary and the former shareholders of Tropic Spa became holders of the preferred shares of Subco, a company that has only one issued and outstanding common share which is held by us. The transaction was accounted for as a reverse takeover/recapitalization effected by a share exchange, wherein Tropic Spa is considered the acquirer for accounting and financial reporting purposes. Our condensed consolidated financial statements are therefore, in substance, those of Tropic Spa.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition has been derived from and should be read in conjunction with our interim unaudited condensed consolidated financial statements and the related notes thereto that appear elsewhere in this Report, as well as the “Presentation of Information” section that appears at the beginning of this Report.

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

Results of Operations

Revenue

We did not generate any revenue during either the six months ended February 28, 2019 or the same period in the prior year.

Three Months Ended February 28, 2019

Production Costs

During the three months ended February 28, 2019, we incurred production costs of $46,866, which was equal to our gross loss for the period. During the same period in the prior year, we incurred production costs and a gross loss of $59,336. Our production costs for the three months ended February 28, 2019 consisted solely of License Agreement amortization costs, whereas our production costs during the same period in the prior year included $46,866 in License Agreement amortization, $10,175 in patenting costs, $1,710 in depreciation and $585 in production-related consulting fees.

Expenses

During the three months ended February 28, 2019, we incurred $306,922 in total general and administrative expenses, compared to $149,472 in such expenses during the same period in the prior year.

Our expenses during the three months ended February 28, 2019 consisted of $225,379 in foreign exchange loss, $53,595 in interest on a license assignment fee payable, $11,854 in professional fees, $6,185 in trust and filing fees, $5,530 in rent, $3,136 in interest on advances from related parties/shareholders, $449 in office and miscellaneous expenses, $435 in travel and entertainment expenses, $235 in management-related consulting fees  and $124 in marketing expenses.

During the same period in the prior year, our expenses included $118,076 in management-related consulting fees, $13,000 in professional fees, $8,089 in interest on advances from related parties/shareholders, $7,439 in rent, $5,936 in trust and filing fees, $2,614 in office and miscellaneous expenses, $1,181 in travel and entertainment expenses, $1,394 in patent maintenance fees, as offset by a foreign exchange gain of $5,437 and a depreciation reversal of $2,820.

The management-related consulting fees we incurred over both periods were paid to our principal executive officers and directors and one consultant who provided management-related services to us during the prior period and is also a major shareholder.

Other Items

During the three months ended February 28, 2019, we generated a $4,326 gain associated with the revaluation of certain outstanding warrants to purchase shares of our common stock that are denominated in U.S. dollars, generated $2,800 in other income and received $4,172 in discounts. During the same period in the prior year, we incurred a $13,000 writedown of amounts receivable and generated a $75,549 gain associated with the revaluation of certain outstanding warrants to purchase shares of our common stock that are denominated in U.S. dollars.

Net Loss

During the three months ended February 28, 2019, we incurred a net loss and comprehensive loss of $342,490 and a net loss per share of $0.01. During the same period in the prior year, we experienced a net loss and comprehensive loss of $146,259 and a net loss per share of $0.00.

Six Months Ended February 28, 2019

Production Costs

During the six months ended February 28, 2019, we incurred production costs of $101,546, which was equal to our gross loss for the period. During the same period in the prior year, we incurred production costs and a gross loss of $108,483. Our production costs for the six months ended February 28, 2019 included $93,733 in License Agreement amortization and $7,813 in patenting costs, compared to $93,733 in License Agreement amortization, $10,175 in patenting costs, $3,420 in depreciation and $1,155 in production-related consulting fees during the same period in the prior year.

Expenses

During the six months ended February 28, 2019, we incurred $518,186 in total general and administrative expenses, compared to $338,736 in such expenses during the same period in the prior year.

Our expenses during the six months ended February 28, 2019 consisted of $81,999 in management-related consulting fees, $106,495 in interest on a license assignment fee payable, $263,137 in foreign exchange loss, $32,334 in professional fees, $14,979 in trust and filing fees, $10,780 in rent, $5,956 in interest on advances from related parties/shareholders, $1,569 in travel and entertainment expenses, $813 in office and miscellaneous expenses and $124 in marketing expenses.

During the same period in the prior year, our expenses included $235,766 in management-related consulting fees, $31,110 in foreign exchange loss, $29,396 in professional fees, $13,139 in rent, $12,075 in trust and filing fees, $8,089 in interest on advances from related parties/shareholders, $5,094 in office and miscellaneous expenses, $2,426 in travel and entertainment expenses, $1,394 in patent maintenance fees and $247 in marketing expenses.

Apart from the $106,495 and $$205,027 increases in interest on a license assignment fee payable and foreign exchange loss, respectively, and the $153,767 decrease in our management-related consulting fees, our expenses were relatively consistent from period-to-period.

Other Items

During the six months ended February 28, 2019, we incurred a writedown of amounts receivable in the amount of $8,753, a $46,083 gain associated with the revaluation of certain outstanding warrants to purchase shares of our common stock that are denominated in U.S. dollars, and a $109,808 gain on the expiration of certain outstanding warrants to purchase shares of our common stock that are also denominated in U.S. dollars. In addition, we generated $2,800 in other income and received $4,172 in discounts as described above.

Net Loss

During the six months ended February 28, 2019, we incurred a net loss and comprehensive loss of $465,622 and a net loss per share of $0.01. During the same period in the prior year, we experienced a net loss and comprehensive loss of $363,349 and a net loss per share of $0.01.

Liquidity and Capital Resources

As of February 28, 2019, we had $103,318 in cash, $194,660 in current assets, $1,225,730 in total assets, $3,640,986 in current liabilities, $3,878,327 in total liabilities and a working capital deficiency of $3,446,326. As of that date, we also had an accumulated deficit of $12,249,108.

During the six months ended February 28, 2019, we spent $100,459 in net cash on operating activities, compared to $72,460 in net cash spending on operating activities during the same period in the prior year. The increase of approximately 39% in our spending between the two periods was primarily attributable to the increase in our net loss as adjusted for certain changes in our assets and liabilities from period-to-period, notably the $45,978 increase in our accounts payable and accrued liabilities.

We did not spend any cash on investing activities during the six months ended February 28, 2019 or 2018.

During the six months ended February 28, 2019, we received $198,113 in net cash from financing activities, compared to receiving $49,565 in net cash from financing activities during the same period in the prior year. Of the cash we received during the current period, $104,890 was in the form of proceeds from shares to be issued and $88,223 was in the form of advances from related parties/shareholders. During the six months ended February 28, 2018, substantially all of the cash we received was in the form of advances from related parties/shareholders.

During the six months ended February 28, 2019, our cash increased by $97,654 due to a combination of our operating and financing activities.

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

Going Concern

Our financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. As at February 28, 2019, we had a working capital deficiency of $3,446,326 and an accumulated deficit of $12,249,108. Our continuation as a going concern is dependent upon the continued financial support from our stockholders, our ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the period ended February 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: April 19, 2019	NOTOX TECHNOLOGIES CORP.

	By:	/s/ John Marmora
John Marmora
President, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

