Form 10-Q
period 2019-05-31
NOTOX TECHNOLOGIES CORP.
filed 2019-07-16
CIK 844538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2019

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

As of July 15, 2019, the registrant’s outstanding common stock consisted of 57,545,343 shares.

2

Item 1. Financial Statements

Notox Technologies Corp. (formerly Tropic International Inc.)

Condensed Consolidated Financial Statements

For the Three and Nine Months Ended May 31, 2019

(Expressed in Canadian dollars)

(unaudited)

3

NOTOX TECHNOLOGIES CORP. (FORMERLY TROPIC INTERNATIONAL INC.)

CONDENSED CONSOLIDATED BALANCE SHEET

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	May 31, 2019	August 31, 2018
ASSETS
Current assets:
Cash	$206,202	$5,664
Amounts receivable	6,068	6
Sales tax receivable	72,295	72,295
Prepaid expenses	10,072	24,048
Total current assets	294,637	102,013
Patents, net	4	4
License agreement, net (Note 5)	984,199	1,124,799
Total assets	$1,278,840	$1,226,816

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable and accrued liabilities (Note 6)	$1,914,997	$1,582,691
Advances from related parties/shareholders (Notes 7 and 8)	441,796	477,509
License assignment fee and accrued interest payable (Note 9)	1,072,182	882,257
Stock purchase warrants (Note 11)	223,940	353,517
Stock subscribed	—	10,000
Total current liabilities	3,652,915	3,305,974
Due to the Clinic (Note 5)	244,017	227,707
	3,896,932	3,533,681

Stockholders’ deficiency (Note 11):
Common stock	1,028,256	1,018,256
Additional paid-in capital	8,458,365	8,458,365
Shares to be issued	254,456	—
Deficit	(12,359,169)	(11,783,486)
Total stockholders’ deficiency	(2,618,092)	(2,306,865)
Total liabilities and stockholders’ deficiency	$1,278,840	$1,226,816

Subsequent event (Note 14)

See accompanying notes to the condensed consolidated financial statements.

NOTOX TECHNOLOGIES CORP. (FORMERLY TROPIC INTERNATIONAL INC.)

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	For the Three Months Ended May 31,
	2019	2018
Revenue:
Sales	$—	$—

Production costs:
Amortization – license agreement (Note 5)	46,867	46,867
Consulting fees – production	—	240
Depreciation	—	1,709
Patenting costs – the Clinic	—	2,555
Total production costs	46,867	51,371
Gross loss	(46,867)	(51,371)

General and administration:
Consulting fees – management (Note 7)	5,876	120,430
Depreciation	—	—
Interest on advances from related parties/shareholders (Notes 7 and 8)	3,078	5,633
Interest on license assignment fee payable (Note 9)	53,602	—
Loss (gain) on foreign exchange	23,053	17,092
Marketing	—	—
Office and miscellaneous	421	2,560
Patent maintenance fees	—	259
Professional fees	51,220	5,000
Rent	1,042	7,460
Travel and entertainment	518	1,163
Trust and filing fees	8,549	5,952
Total general and administration	147,359	165,549
Loss before other items and income taxes	(194,226)	(216,920)
Other items:
Other income	—	—
Discounts received	—	—
Gain on revaluation of stock purchase warrants (Note 11)	84,164	84,690
Write-down of amounts receivable	—	(13,000)
Loss before income taxes	(110,062)	(145,230)
Income taxes	—	—
Loss and comprehensive loss	$(110,062)	(145,230)

Loss per share – basic and diluted	$(0.00)	$(0.00)

Weighted-average number of shares outstanding	57,545,343	57,532,843

See accompanying notes to the condensed consolidated financial statements.

NOTOX TECHNOLOGIES CORP. (FORMERLY TROPIC INTERNATIONAL INC.)

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	For the Nine Months Ended May 31,
	2019	2018
Revenue:
Sales	$—	$—

Production costs:
Amortization – license agreement (Note 5)	140,600	140,600
Consulting fees – production	—	1,395
Depreciation	—	5,129
Patenting costs – the Clinic	7,813	12,730
Total production costs	148,413	159,854
Gross loss	(148,413)	(159,854)

General and administration:
Consulting fees – management (Note 7)	87,875	356,196
Interest on advances from related parties/shareholders (Notes 7 and 8)	9,035	13,722
Interest on license assignment fee payable (Note 9)	160,097	—
Loss on foreign exchange	286,189	48,202
Marketing	124	247
Office and miscellaneous	1,234	7,654
Patent maintenance fees	—	1,653
Professional fees	83,554	34,396
Rent	11,822	20,599
Travel and entertainment	2,087	3,589
Trust and filing fees	23,528	18,027
Total general and administration	665,545	504,285
Loss before other items and income taxes	(813,958)	(664,139)
Other items:
Other income	2,800	—
Discounts received	4,172	—
Gain on revaluation of stock purchase warrants (Note 11)	130,247	187,306
Gain on expiration of stock purchase warrants (Note 11)	109,808	—
Write-down of amounts receivable	(8,752)	(31,746)
Loss before income taxes	(575,683)	(508,579)
Income taxes	—	—
Loss and comprehensive loss	$(575,683)	$(508,579)

Loss per share – basic and diluted	$(0.01)	$(0.01)

Weighted-average number of shares outstanding	57,541,314	57,515,920

See accompanying notes to the condensed consolidated financial statements.

NOTOX TECHNOLOGIES CORP. (FORMERLY TROPIC INTERNATIONAL INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	For the Nine Months Ended May 31,
	2019	2018

Cash Flows Used In Operating Activities
Loss	$(575,683)	$(508,579)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization – license agreement	140,600	140,600
Depreciation	—	5,129
Discount received and other income	(8,755)	—
Unrealized foreign exchange on license assignment fee payable	—	22,454
Unrealized foreign exchange on license assignment fee payable interest payable	189,925	—
Unrealized foreign exchange on due to the Clinic	16,311	6,891
Write-down of amounts receivable	8,753	31,746
Gain on revaluation of stock purchase warrants	(130,246)	(187,306)
Gain on expiration of stock purchase warrants	(109,808)	—
Changes in assets and liabilities:
Amounts receivable	(6,062)	(34,082)
Prepaid expenses	13,976	7,617
Accounts payable and accrued liabilities	332,306	393,459
Due to the Clinic	—	12,729
Interest accrued on advances from related parties/shareholders	—	13,722
Net cash used in operating activities	(128,683)	(95,620)

Cash Flows Provided By Financing Activities
Shares to be issued	364,934	—
Stock issue costs	—	(6,435)
Advances from related parties/shareholders	(35,713)	51,000
Stock subscriptions received	—	10,000
Net cash provided by financing activities	329,221	54,565

Increase (decrease) in cash during the period	200,538	(41,055)
Cash, beginning of period	5,664	63,144
Cash, end of period	$206,202	$22,089

Supplementary Information:
Interest paid	—	—
Taxes paid	$—	$—

See accompanying notes to the condensed consolidated financial statements.

NOTOX TECHNOLOGIES CORP. (FORMERLY TROPIC INTERNATIONAL INC.)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	Common Stock		Shares to be	Additional paid-in		Total stockholders’
	Share	Amount	issued	capital	Deficit	deficiency
Balance at August 31, 2017	56,892,843	$526,182	$—	$8,460,414	$(10,972,661)	$(1,986,065)
Stock issued for cash	630,000	491,041	—	—	—	491,041
Stock issue costs – cash	—	(6,435)	—	—	—	(6,435)
Stock issue costs – finder’s warrants	—	(2,581)	—	—	—	(2,581)
Warrants exercised	10,000	10,049	—	(2,049)	—	8,000
Loss for the three months	—	—	—	—	(217,090)	(217,090)
Balance at November 30, 2017	57,532,843	$1,018,256	$—	$8,458,365	$(11,189,751)	$(1,713,130)

Loss the three months	—	—	—	—	(146,259)	(146,259)
Balance at February 28, 2018	57,532,843	$1,018,256	$—	$8,458,365	$(11,336,010)	$(1,859,389)

Loss the three months	—	—	—	—	(145,230)	(145,230)
Balance at May 31, 2018	57,532,843	$1,018,256	$—	$8,458,365	$(11,481,240)	$(2,004,619)

Loss the three months	—	—	—	—	(302,246)	(302,246)
Balance at August 31, 2018	57,532,843	$1,018,256	$—	$8,458,365	$(11,783,486)	$(2,306,865)

Warrants exercised	12,500	10,000	—	—	—	10,000
Loss the three months	—	—	—	—	(123,131)	(123,131)
Balance at November 30, 2018	57,545,343	$1,028,256	$—	$8,458,365	$(11,906,617)	$(2,419,996)

Shares to be issued	—	—	109,890	—	—	109,890
Loss the three months	—	—	—	—	(342,490)	(342,490)
Balance at February 28, 2019	57,545,343	$1,028,256	$109,890	$8,458,365	$(12,249,107)	$(2,652,596)

Gross proceeds from private placements of shares to be issued	—	—	255,044	—	—	255,044
Reclassification of proceeds from private placements to stock purchase warrants	—	—	(110,478)	—	—	(110,478)
Loss the three months	—	—	—	—	(110,062)	(110,062)
Balance at May 31, 2019	57,545,343	$1,028,256	$254,456	$8,458,365	$(12,359,169)	$(2,618,092)

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

As reflected in the accompanying condensed consolidated financial statements, the Company has a deficit of $12,359,170 (August 31, 2018 - $11,783,486) since inception, a working capital deficiency of $3,358,278 (August 31, 2018 - $3,203,961) and a stockholders’ deficiency of $2,618,093 (August 31, 2018 - $2,306,865). This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to raise additional capital and to implement its business plan. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

As at May 31, 2019, the Company’s current cash liabilities total $3,428,975 (August 31, 2018 - $2,942,457). Of this amount accounts payable and accrued liabilities are $1,914,997, advances from related parties/shareholders are $441,796 and license assignment fee and accrued interest payable $1,072,182– is payable to related parties and/or major shareholders who have not and will not require payment until such time as sufficient cash flow is available.

The Company’s CEO and President have committed to providing financing if and when necessary to fund the operating expenses for the year ended August 31, 2019.

NOTOX TECHNOLOGIES CORP. (FORMERLY TROPIC INTERNATIONAL INC.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

1. Company Overview and Basis of Presentation (continued)

Basis of presentation, measurement and consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Article 8 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Notox Technologies Corp’s audited financial statements for the years ended August 31, 2018 and 2017 and their accompanying notes.

The accompanying unaudited condensed consolidated financial statements are expressed in Canadian Dollars (“CAD”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. Operating results for the nine months ended May 31, 2019 are not necessarily indicative of the results that may be expected for the year ending August 31, 2019.

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

NOTOX TECHNOLOGIES CORP. (FORMERLY TROPIC INTERNATIONAL INC.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

5. License Agreement, Net (continued)

Within 30 days following Notox’s receipt of the first regulatory approval, Notox is required to reimburse the Clinic for current patenting costs. All patenting costs, patent office fees and outside patent counsel costs will, at the Clinic’s option, either be paid directly by Notox or by the Clinic with the Clinic invoicing Notox, provided that Notox has no obligation to pay or reimburse the Clinic until after first regulatory approval has been obtained. Upon termination or expiration of the License Agreement, all accrued and unreimbursed patenting costs become immediately due and payable to the Clinic. As of May 31, 2019, all accrued and unreimbursed patenting costs totaled $244,017 (August 31, 2018 - $227,707).

Pursuant to above, the fair value and gross carrying value of the License Agreement is as follows:

License Agreement	$133,212
Cash	131
Accrued liabilities	(5,423)
Capital stock exchanged (50,000,000 shares at US$0.002 per share)	$127,920

Fair value of License Agreement	$133,212
Acquisition costs	19,519
Assignment fee (US$1,000,000)	1,347,000
Gross carrying value of License Agreement	$1,499,731

	May 31, 2019
	Gross carrying amount	Accumulated amortization	Net carrying amount
License Agreement	$1,499,731	$515,532	$984,199

	August 31, 2018
	Gross carrying amount	Accumulated amortization	Net carrying amount
License Agreement	$1,499,731	$374,932	$1,124,799

As of May 31, 2019, amortization expense on the License Agreement for the next six years was expected to be as follows:

Amount
Year ending:
2019	$46,866
2020	187,466
2021	187,466
2022	187,466
2023	187,466
2024	187,469
Total	$984,199

NOTOX TECHNOLOGIES CORP. (FORMERLY TROPIC INTERNATIONAL INC.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

6. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of:

	May 31, 2019	August 31, 2018
Trade payables	$1,154,677	$1,412,277
Vendor accruals	760,320	170,414
Accounts payable and accrued liabilities	$1,914,997	$1,582,691

7. Related Party Transactions and balances

All transactions with related parties occurred in the normal course of business and were measured at the exchange amount, which was the amount of consideration agreed upon between management and the related parties.

Following are the related party balances and transactions:

a) Related party balances

Advances from related parties include:

●	At May 31, 2019, the Company owed $232,000 (August 31, 2018 - $232,000) in advances payable to the President of the Company. These advances are unsecured and bear interest at 3% per annum. Accrued interest payable to the President totaled $37,744 at May 31, 2019 (August 31, 2018 - $32,538).

●	At May 31, 2019, the Company owed $6,828 (August 31, 2018 - $51,000) in advances payable to the CEO of the Company. This balance bears no interest and has no repayment terms.

Accounts payable and accrued liabilities include:

●	At May 31, 2019, the Company owed $893,867 (August 31, 2018 - $1,090,187) in consulting fees to the President, CEO, and former CFO of the Company.

b) Related party transactions

During the nine months ended May 31, 2019, the Company had the following transactions with related parties:

●	Consulting fees expense of $87,875 (nine months ended May 31, 2018 - $356,196) in connection with the services provided by the companies controlled by the President, and CEO of the Company.

●	Interest expense of $8,347 (nine months ended May 31, 2018 - $13,721) in connection with advances owing to the President and other shareholders of the Company.

●	The CEO of the Company advanced $28,836 (nine months ended May 31, 2018 - $46,000). These advances are unsecured, bear no interest and have no repayment terms.

8. Advances from Shareholders

Advances payable to shareholders totaled $145,000 at May 31, 2019 (August 31, 2018 - $145,000) These advances are unsecured and bear interest at 3% per annum, with no specific repayment terms. Interest expense of $3,254 was incurred on these advances during the nine months ended May 31, 2019 (nine months ended May 31, 2018 - $3,254). Accrued interest payable to shareholders totaled $20,224 at May 31, 2019 (August 31, 2018 - $16,971).

NOTOX TECHNOLOGIES CORP. (FORMERLY TROPIC INTERNATIONAL INC.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

9. License Assignment Fee Payable

Pursuant to the amendment to the Share Exchange Agreement, the Company will pay an aggregate of US$1,000,000 to Zoran K Corporation, a private Ontario corporation (“ZKC”) in the form of a one-time assignment fee. The assignment fee payable is repayable in monthly instalments of US$50,000 beginning on October 1, 2016. Upon completion of any equity financing pursuant to which the Company raises gross proceeds of at least US$1,000,000, the outstanding balance is to be repaid in full.

Since September 1, 2017, interest of 24% per annum, compounding annually, has been accrued on the outstanding balance payable. Interest expense of $334,960 was accrued on the balance payable during the nine months ended May 31, 2019. At May 31, 2019, the balance of the license assignment fee payable and interest payable to ZKC was $1,072,182 (August 31, 2018 - $882,257). See Note 5.

10. Commitments

On December 1, 2015, the Company entered into consulting agreements with 1040614 Ontario Ltd., a private Ontario corporation (the “Old 1040614 Agreement”), and MCM Consulting, an Ontario sole proprietorship (the “Old MCM Agreement”, and together with the Old 1040614 Agreement, the “Old Agreements”). Pursuant to the Old 1040614 Agreement, 1040614 Ontario Ltd., through its principal, performed various services related to business development, strategic planning and capital-raising for the Company. Pursuant to the Old MCM Agreement, the sole proprietor acted in the capacity of CEO of the Company. On June 13, 2016, the Old 1040614 and MCM Agreements were terminated and replaced by the 1040614 and MCM Agreements (see below). As at May 31, 2019, 1040614 and MCM are each entitled to $80,770 (August 31, 2018 - $80,770) in accrued remuneration in respect of the Old Agreements.

On June 13, 2016, the Company entered into consulting agreements with 1040614 Ontario Ltd. (the “1040614 Agreement”), MCM Consulting (the “MCM Agreement”) and ZKC (the “ZKC Agreement”). Pursuant to the 1040614 Agreement, MCM, through its principal, performs general consulting services on behalf of the Company. Pursuant to the MCM Agreement, the sole proprietor acts in the capacity of President of the Company. Pursuant to the ZKC Agreement, ZKC, through its principal, acts in the capacity of CEO of the Company. Each consulting agreement is for a period of 10 years, with successive automatic renewal periods of two years until terminated. Pursuant to these consulting agreements, each consultant is entitled to receive the following compensation:

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

NOTOX TECHNOLOGIES CORP. (FORMERLY TROPIC INTERNATIONAL INC.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

11. Stockholders’ Deficiency

Authorized stock

As at May 31, 2019, the Company was authorized to issue 500,000,000 (August 31, 2018 - 300,000,000) shares of common stock at a par value of US$0.001.

On October 9, 2018, the Company’s shareholders and directors approved a change of the Company’s name from Tropic International Inc. to Notox Technologies Corp. and an increase in the Company’s authorized common stock to 500,000,000 shares. The name change and authorized common stock increase were effected November 19, 2018.

At May 31, 2019, the Company had 57,545,343 shares of common stock legally issued and outstanding (2018 - 57,532,843).

Share issuances

During the nine months ended May 31, 2018, the Company completed the following common stock transactions:

●	On September 21, 2017, the Company closed a US dollar financing pursuant to which the Company issued 630,000 units at US$1.00 per unit for gross proceeds of $830,674, with each unit consisting of one share of the Company’s common stock and one warrant to purchase one share of common stock exercisable at a price of US$1.40 per share until September 7, 2019. $491,041 was allocated to common stock and $339,633 was allocated to stock purchase warrants. The Company paid cash finder’s fees of $6,435 and issued 5,000 finder’s stock purchase warrants exercisable at US$1.40 per warrant share until July 17, 2019, valued at $2,581 and credited to stock purchase warrants.

During the nine months ended May 31, 2019, the Company did not complete any common stock transactions.

Shares to be issued

As of May 31, 2019, the Company is obligated to issue 276,250 shares of common stock as follows:

●	6,250 shares at an issue price of $0.80 per share $5,000.

●	120,000 shares with a fair value of $158,364 at an issue price of US$1.00 per share.

●	150,000 shares with a fair value of $91,092 at an issue price of US$1.00 per unit. Each unit consists of one share of the Company’s common stock and one warrant to purchase one share of common stock exercisable at a price of US$1.40 per share for a period of two years. $91,092 was allocated to common stock and $110,478 was allocated to stock purchase warrants.

NOTOX TECHNOLOGIES CORP. (FORMERLY TROPIC INTERNATIONAL INC.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

11. Stockholders’ Deficiency (continued)

Warrant exercises

During the nine months ended May 31, 2019, the Company completed the following warrant transactions:

●	On November 27, 2018, the Company issued 12,500 shares of common stock at $0.80 per share for gross proceeds of $10,000 pursuant to the exercise of warrants during the three months ended November 30, 2018.

Stock Purchase Warrants

The continuity of Canadian dollar denominated stock purchase warrants for the nine months ended May 31, 2019 is as follows:

Expiry Date	Price	August 31, 2017	Issued	Exercised	August 31, 2018	Issued	Expired	May 31, 2019
October 31, 2018	$0.80	130,000	—	(12,500)	117,500	—	(117,500)	—

At May 31, 2019, the weighted-average remaining contractual life of Canadian dollar warrants outstanding was 0.00 years (August 31, 2018 - 0.17).

The continuity of US dollar denominated stock purchase warrants for the nine months ended May 31, 2019 is as follows:

Expiry Date	Price US$	August 31, 2017	Issued	August 31, 2018	Exercised	Issued	Expired	May 31, 2019
September 30, 2018 – Finder	1.40	15,000	—	15,000	—	—	(15,000)	—
October 31, 2018	0.80	220,770	—	220,770	—	—	(220,770)	—
November 2, 2018	1.40	400,000	—	400,000	—	—	(400,000)	—
July 17, 2019 – Finder	1.40	—	5,000	5,000	—	—	—	5,000
September 7, 2019	1.40	—	630,000	630,000	—	—	—	630,000
		635,770	635,000	1,270,770	—	—	(635,770)	635,000

At May 31, 2019, the weighted-average remaining contractual life of US dollar warrants outstanding was 0.22 years (August 31, 2018 – 0.59 years).

As of May 31, 2019, the Company is obligated to issue 150,000 warrants, each of which is exercisable into one share of the Company’s common stock at a price of US$1.40 per share for a period of two years.

NOTOX TECHNOLOGIES CORP. (FORMERLY TROPIC INTERNATIONAL INC.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

11. Stockholders’ Deficiency (continued)

Stock Purchase Warrants (continued)

The Company used the Black-Scholes Option Pricing Model to determine the fair values of unit warrants and finder’s warrants issued pursuant to private placements during the years ended August 31, 2018 and 2017 with the following assumptions:

	May 31, 2019	August 31, 2018
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	1.78%	1.47% - 2.04%
Expected stock price volatility	100.00%	100.00%
Expected life of warrants	0.13 – 2 years	0.08 – 2 years

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

13. Accounting Pronouncements

In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments”, to introduce amendments which will affect the recognition and measurement of financial instruments, including derivatives and hedging. Only Topic 4 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company will be evaluating the impact this standard will have on the Company’s financial statements.

In March 2019, the FASB issued ASU 2019-01, “Leases (Topic 842)”, to introduce amendments which will affect all lessors that are not manufactures or dealers, and those which are depository and lending entities. The amendments in this update amend Topic 842, and are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company will be evaluating the impact this standard will have on the Company’s financial statements.

In August 2018, the FASB issued ASU 2018-13, “Changes to Disclosure Requirements for Fair Value Measurements”, which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements, and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company will be evaluating the impact this standard will have on the Company’s financial statements.

In June 2018, the FASB issued an accounting pronouncement (FASB ASU 2018-07) to expand the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company is currently in the process of evaluating the effects of this pronouncement on the consolidated financial statements, including potential early adoption.

NOTOX TECHNOLOGIES CORP. (FORMERLY TROPIC INTERNATIONAL INC.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

13. Accounting Pronouncements (continued)

In November 2017, the FASB issued an accounting pronouncement (FASB ASU 2017-14) amending Topic 605, which states the required steps to achieve the core principle that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company adopted this pronouncement on a modified retrospective basis. On April 1, 2018, the Company adopted the accounting pronouncement issued by the Financial Accounting Standards Board (“FASB”) to clarify existing guidance on revenue recognition.

In November 2016, the FASB issued an accounting pronouncement (FASB ASU 2016-18) addressing the treatment of restricted cash equivalents in Topic 230. This guidance requires entities to show changes in the total of cash, cash equivalents and restricted cash in the combined statement of cash flows. On January 1, 2018, the Company adopted the accounting pronouncement issued by the FASB to clarify how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. This guidance was adopted on a retrospective basis, and such adoption did not have a material impact on combined financial position and/or results of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This guidance revises the accounting related to leases by requiring lessees to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions. This ASU is effective for annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company does not believe the guidance will have a material impact on its consolidated financial statements.

14. Subsequent Event

The Company’s management has evaluated subsequent events up to July 15, 2019, the date the condensed consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

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

This Report includes our interim unaudited condensed consolidated financial statements for the three and nine months ended May 31, 2019. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All financial information in this Report is presented in Canadian dollars, unless otherwise indicated, and should be read in conjunction with our interim unaudited condensed consolidated financial statements and the notes thereto included in this Report.

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

Results of Operations

Revenue

We did not generate any revenue during either the nine months ended May 31, 2019 or the same period in the prior year.

Three Months Ended May 31, 2019

Production Costs

During the three months ended May 31, 2019, we incurred production costs of $46,867, which was equal to our gross loss for the period. During the same period in the prior year, we incurred production costs and a gross loss of $51,371. Our production costs for the three months ended May 31, 2019 consisted solely of License Agreement amortization costs, whereas our production costs during the same period in the prior year included $46,867 in License Agreement amortization, $2,555 in patenting costs, $1,709 in depreciation and $240 in production-related consulting fees.

Expenses

During the three months ended May 31, 2019, we incurred $147,359 in total general and administrative expenses, compared to $165,549 in such expenses during the same period in the prior year.

Our expenses during the three months ended May 31, 2019 consisted of $53,602 in interest on a license assignment fee payable, $51,220  in professional fees, $23,053 in foreign exchange loss, $8,549 in trust and filing fees, $5,876 in management-related consulting fees,  $3,078 in interest on advances from related parties/shareholders, $1,042 in rent, $518 in travel and entertainment expenses and $421 in office and miscellaneous expenses.

During the same period in the prior year, our expenses included $120,430 in management-related consulting fees, $17,092 in foreign exchange loss, $7,460 in rent, $5,633 in interest on advances from related parties/shareholders, $5,952 in trust and filing fees, $5,000 in professional fees, $2,560 in office and miscellaneous expenses, $1,163 in travel and entertainment expenses and $259 in patent maintenance fees.

The management-related consulting fees we incurred over both periods were paid to our principal executive officers and directors and one consultant who provided management-related services to us during the prior period and is also a major shareholder.

Other Items

During the three months ended May 31, 2019, we generated a $84,164 gain associated with the revaluation of certain outstanding warrants to purchase shares of our common stock that are denominated in U.S. dollars. During the same period in the prior year, we incurred a $13,000 writedown of amounts receivable and generated a $84,690 gain associated with the revaluation of certain outstanding warrants to purchase shares of our common stock that are denominated in U.S. dollars.

Net Loss

During the three months ended May 31, 2019, we incurred a net loss and comprehensive loss of $110,062 and a net loss per share of $0.00. During the same period in the prior year, we experienced a net loss and comprehensive loss of $145,230 and a net loss per share of $0.00.

Nine Months Ended May 31, 2019

Production Costs

During the nine months ended May 31, 2019, we incurred production costs of $148,413, which was equal to our gross loss for the period. During the same period in the prior year, we incurred production costs and a gross loss of $159,854. Our production costs for the nine months ended May 31, 2019 included $140,600 in License Agreement amortization and $7,813 in patenting costs, compared to $140,600 in License Agreement amortization, $12,730 in patenting costs, $5,129 in depreciation and $1,395 in production-related consulting fees during the same period in the prior year.

Expenses

During the nine months ended May 31, 2019, we incurred $665,544 in total general and administrative expenses, compared to $504,285 in such expenses during the same period in the prior year.

Our expenses during the nine months ended May 31, 2019 consisted of $286,189 in foreign exchange loss, $160,097 in interest on a license assignment fee payable, $87,875 in management-related consulting fees, $83,554 in professional fees, $23,528 in trust and filing fees, $11,822 in rent, $9,035 in interest on advances from related parties/shareholders, $2,087 in travel and entertainment expenses, $1,234 in office and miscellaneous expenses and $124 in marketing expenses.

During the same period in the prior year, our expenses included $356,196 in management-related consulting fees, $48,202 in foreign exchange loss, $34,396 in professional fees, $20,599 in rent, $18,027 in trust and filing fees, $13,722 in interest on advances from related parties/shareholders, $7,654 in office and miscellaneous expenses, $3,589 in travel and entertainment expenses, $1,653 in patent maintenance fees and $247 in marketing expenses.

Apart from the $160,097 and $237,987 increases in interest on a license assignment fee payable and foreign exchange loss, respectively, and the $268,321 decrease in our management-related consulting fees, our expenses were relatively consistent from period-to-period.

Other Items

During the nine months ended May 31, 2019, we incurred a writedown of amounts receivable in the amount of $8,752, a $130,247 gain associated with the revaluation of certain outstanding warrants to purchase shares of our common stock that are denominated in U.S. dollars, and a $109,808 gain on the expiration of certain outstanding warrants to purchase shares of our common stock that are also denominated in U.S. dollars. In addition, we generated $2,800 in other income and received $4,172 in discounts as described above.

Net Loss

During the nine months ended May 31, 2019, we incurred a net loss and comprehensive loss of $575,683 and a net loss per share of $0.01. During the same period in the prior year, we experienced a net loss and comprehensive loss of $508,579 and a net loss per share of $0.01.

Liquidity and Capital Resources

As of May 31, 2019, we had $206,202 in cash, $294,637 in current assets, $1,278,840 in total assets, $3,652,915 in current liabilities, $3,896,932 in total liabilities and a working capital deficiency of $3,358,278. As of that date, we also had an accumulated deficit of $12,359,169.

During the nine months ended May 31, 2019, we spent $128,684 in net cash on operating activities, compared to $95,620 in net cash spending on operating activities during the same period in the prior year. The increase of approximately 34% in our spending between the two periods was primarily attributable to the increase in our net loss as adjusted for certain changes in our assets and liabilities from period-to-period, notably the $61,153 decrease in our accounts payable and accrued liabilities.

We did not spend any cash on investing activities during the nine months ended May 31, 2019 or 2018.

During the nine months ended May 31, 2019, we received $329,221 in net cash from financing activities, compared to receiving $54,565 in net cash from financing activities during the same period in the prior year. Of the cash we received during the current period, $364,934 was in the form of proceeds from shares to be issued, less the repayment of $35,713 in advances from related parties/shareholders. During the nine months ended May 31, 2018, substantially all of the cash we received was in the form of advances from related parties/shareholders.

During the nine months ended May 31, 2019, our cash increased by $200,538 due to a combination of our operating and financing activities.

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

Going Concern

Our financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. As at May 31, 2019, we had a working capital deficiency of $3,358,278 and an accumulated deficit of $12,359,169. Our continuation as a going concern is dependent upon the continued financial support from our stockholders, our ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the period ended May 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: July 15, 2019	NOTOX TECHNOLOGIES CORP.

	By:	/s/ John Marmora
John Marmora
President, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

