Form 10-K
period 2019-08-31
NOTOX TECHNOLOGIES CORP.
filed 2019-12-02
CIK 844538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission file number 001-34911

NOTOX TECHNOLOGIES CORP.

(Exact name of registrant as specified in its charter)

Nevada	None
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

95 Mural Street, Suite 600 Richmond Hill, Ontario, Canada	L4B 3G2
(Address of principal executive offices)	(Zip Code)

(519) 421-1900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $20,893,440, based on 7,625,343 shares of common stock and a price of $2.74 per share

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 57,625,343 as of November 29, 2019

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

This Report includes our audited consolidated financial statements as at and for the years ended August 31, 2019 and 2018. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All financial information in this Report is presented in Canadian dollars, unless otherwise indicated, and should be read in conjunction with our audited consolidated financial statements and the notes thereto included in this Report.

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

On December 27, 2018, the holders of 68.91% of the issued and outstanding preferred shares of Subco approved a further extension to the “December 31, 2018” date referenced above to “December 31, 2020”.

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

Pursuant to a stock restriction agreement dated as of the Notox Closing Date, the shares we issued to the Notox Shareholders are subject to restrictions similar to those attached to the preferred shares of Subco. In particular, the Notox Shareholders could not sell, transfer or otherwise dispose of their shares until June 30, 2017, subject to certain limited exceptions.

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

RFTS Proposal

On February 20, 2017, Notox entered into a radio frequency treatment system (“RFTS”) proposal (the “Proposal”) with RBC Medical Innovations of Lenexa, Kansas (“RBC”) to develop the technology licensed by Notox. Under the Proposal, RBC is responsible for completing the design and production of the two main RTFS components, a generator console and a disposable treatment probe.

The material terms of the Proposal called for RBC to produce commercial-equivalent consoles and probes for use by Notox in human trials during the fourth quarter of 2017; test the consoles and probes for the purpose of providing technical data for Food and Drug Administration (“FDA”) Section 510(k) and CE marking submissions; and perform volume production of the components. In exchange for these services, Notox agreed to pay RBC according to a staged, fixed-fee approach that includes a $56,000 initial payment, to be followed by two similarly-sized payments prior to the completion of the planning stage. The cost to complete the second (design and testing) and third (manufacturing transfer) stages are expected to be considerably more expensive, with exact numbers to be confirmed only upon the conclusion of the previous stage. In general, however, we plan to budget $1,750,000 to bring the console to market, plus up to $800,000 in order to develop the probe in a process to be led by RBC.

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

In cosmetic applications, botulinum toxin is generally considered safe and effective for reducing facial wrinkles; however, this may be due to the fact that the long-term effects of using the protein are not widely studied. It is injected into the muscles under wrinkles causing those muscles to relax, which results in the smoothing of the overlying skin. Following treatment, this smoothing is usually visible within days, is at its height after two weeks, and diminishes 3-4 months later as the treated muscles gradually regain function and return to their former appearance. Muscles can be treated repeatedly in order to maintain the smoothed appearance.

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

We anticipate that Notox will provide a number of advantages over its similarly-named competitor as follows:

●	it will eliminate the potential morbidity and long-term effects of injecting botulinum toxin that an individual’s body must process and discard;
treatments will be more precise and significantly less expensive;
●	the effects of a Notox treatment will last much longer than a Botox® treatment – up to 12 months vs. 3-4 months; and
●	the probability of damaging the tissue surrounding the target area will be reduced.

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

During the third and fourth quarters of 2019, we successfully completed the design of the hand piece portion of the Notox unit. It was our intention to design a unique form that would differ from the existing ones in the aesthetic market, a sensitivity that stems from the fact that the hand piece is the only part of the Notox unit that is both visible to patients and physically held by administrators during the Notox procedure. The designed form of the hand piece is ergonomic and user-friendly for both short- and long-term use. We believe that the design is potentially patentable and will explore that possibility in the coming months.

Home Mist Tanning System

Our home mist tanning system is capable of delivering a full-body application in 12 seconds resulting in a tan that develops gradually over a period of five to eight hours and lasts from between five and eight days. The packages we previously marketed contained everything an individual would need to complete 10 full-body tans in the comfort of their own home.

Our tanning system was designed for home use to provide users with a salon quality tan. It consists of an application unit, a tanning kit and a pre-tan kit. The tanning kit includes our proprietary tanning solution, which is a clear fluid with a slight yellow tinge that contains a blend of DHA or dihydroxyacetone (a chemical approved by the FDA for use in the cosmetics industry), skin moisturizers and conditioners. DHA is a color additive that darkens the skin by reacting with amino acids in the skin’s surface. To be clear, the FDA’s approval of DHA is restricted to external applications only; the agency advises against inhaling, ingesting or applying DHA to the lips and eye areas; and the use of DHA in tanning booths, including misting devices, as an all-over spray has not been approved by the FDA since safety data to support its use has not been submitted to the agency for review and evaluation.

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

Proposed Acquisition

On July 19, 2019, we entered into binding letter of intent (the “LOI”) with Xthetica Inc. (“Xthetica”), a private Ontario, Canada corporation, pursuant to which we agreed to acquire all of the issued and outstanding capital stock of Xthetica Inc. (“NewCo”), a newly incorporated Nevada corporation owned by the sole shareholder of Xthetica, from that shareholder in exchange for an aggregate of 10,000,000 restricted shares of our common stock and warrants to purchase 10,000,000 restricted shares of our common stock, in each case issuable over a period of three years.

NewCo was recently formed for the purpose of acquiring 100% of the right, title and interest in and to certain assets owned by Xthetica (collectively, the “Assets”), including Xthetica’s rights and obligations under a series of distribution agreements with manufacturers of medical aesthetics products, access to all of Xthetica’s current inventory for the purpose of selling the same, and the goodwill of Xthetica. The effective date of the Asset acquisition is expected to be July 1, 2019.

Pursuant to the LOI, the parties agreed to work together to determine the appropriate structure for the proposed transaction (the “Transaction”), which will be governed by a definitive agreement that set outs in full the terms of the Transaction. The definitive agreement was expected to be executed on or before August 15, 2019, with the closing date of the Transaction no later than 30 days thereafter (or such other date as the parties may agree upon in writing). Due to a variety of circumstances, many of which were beyond our control, the definitive agreement has not yet been executed; however, we continue to work diligently with Xthetica and its sole shareholder to move the Transaction forward, and in fact advanced approximately $86,000 to Xthetica during the fourth quarter of our fiscal year.

The shares and warrants issuable by the Company to the sole shareholder of Xthetica or his assigns are anticipated to be issued as follows:

(a)	1,000,000 shares and 1,000,000 warrants on or before December 31, 2019;

(b)	3,000,000 shares and 3,000,000 warrants on or before December 31, 2020; and

(c)	6,000,000 shares and 6,000,000 warrants on or before December 31, 2021.

Each share is expected to be issued at a deemed price per share equal to the value of our common stock on the OTCQB (or such other stock exchange or quotation medium on which the shares are then trading) on the date of issuance, while each warrant will be exercisable into one share of our common stock at a price of US$1.40 per share for a period of three (3) years from the date of issuance, subject to standard adjustments for stock splits, stock dividends and the like.

The LOI also requires us to cause a new wholly owned subsidiary to enter into employment or consulting agreements in form and substance acceptable to Xthetica with a maximum of seven (7) individuals recommended to us by Xthetica. In furtherance of this goal, we incorporated Xthetica Canada Inc. (“Xthetica Canada”), a Canadian federal corporation, as our wholly owned subsidiary on July 7, 2019. The particulars of the employment and consulting arrangements, including the compensation payable by us (through Xthetica Canada) to the individuals, are currently being negotiated in good faith by us, Xthetica and the applicable individuals, and the LOI specifically grants us the right to solicit and engage those persons.

The LOI includes a number of closing conditions, including the completion of satisfactory due diligence, the completion of the assignment of the Assets by Xthetica to NewCo or Xthetica Canada, and the satisfactory review by the parties of the tax and securities implications of the Transaction.

Upon the completion of the Transaction, of which there is no guarantee, NewCo will become our wholly owned operating subsidiary.

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

Notox’s failure to achieve either of the foregoing milestones by the required dates, without satisfactory justification, will constitute a material breach of the License Agreement, as amended, giving the Clinic the right, but not the obligation, to convert the agreement to a non-exclusive license or terminate the agreement altogether. In addition, within 30 days of Notox’s receipt of initial regulatory approval, Notox is required to reimburse the Clinic for at least US$115,495 in patenting costs incurred as of July 1, 2016. All such costs incurred by the Clinic after that date will, at the Clinic’s option, either be paid directly by Notox or by the Clinic with the Clinic invoicing Notox, provided that Notox has no obligation to pay or reimburse the Clinic until after that regulatory approval has been obtained. Upon the termination or expiration of the License Agreement, all accrued and unreimbursed patenting costs become immediately due and payable by Notox to the Clinic. As of August 31, 2019, all accrued and unreimbursed patenting costs totalled $264,113 (US$198,640).

We are currently working with the Clinic on completing an amendment to the License Agreement to extend the November 30, 2019 milestone deadline referenced above, and expect to finalize that no later than March 31, 2020.

Tanning System

Our home mist tanning system is currently protected by U.S. Patent No. 7,594,593, which is described below.

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

We also previously held Canadian, Australian and Chinese patents regarding the system, but were recently informed that those patents had lapsed or expired.

We also own the copyright in the contents of our website and we guard the composition of our proprietary tanning solution as a trade secret. Other than that, we do not own any intellectual property and we have not filed for any protection of our trademarks.

Employees

As of the date of this Report, we do not have any full time or part time employees. We currently rely on the efforts of Zoran Konević and John Marmora, our principal executive officers and directors, to manage our operations, as well as members of our informal advisory board and personnel at the Clinic to assist us in navigating certain technical and regulatory hurdles. In the future, we plan to hire workers on a contract basis from time to time as the need arises.

Government Regulations

Since we are only beginning to develop the intellectual property we acquired under the License Agreement, as amended, we do not believe that any government regulations will affect our operations in that regard until we are able to complete the design of the Notox unit and treatment probe.

In terms of our tanning system, legislation regarding sunless tanning in both the United States and Canada has consistently focused on the harm posed to consumers, and minors in particular, as a result of exposure to UV rays at indoor tanning facilities. Research indicates that high risk exposure happens more commonly in teens and that blistering sunburns and overexposure during childhood greatly increase the chances of developing skin cancer later in life. Because sun (and UV) exposure in childhood and the teenage years can be so damaging, policymakers in many states and provinces have decided to regulate minors’ use of tanning devices (like tanning beds, booths and sunlamps). Some counties and cities also regulate their use. In addition, most states and provinces at least require operators of indoor tanning facilities to implement time limitations on tanning beds to the manufacturer’s maximum exposure recommendation and to provide eye protection to customers.

The consequence of these regulations is that consumers are effectively being legislated away from using sunless tanning products or services that involve UV light exposure, leaving a gap in the market. The amount of negative publicity surrounding the laws has also contributed to a search by consumers for healthy tanning alternatives that provide consistent results.

We are also required to comply with environmental laws regarding the manufacturing of our proprietary tanning solution. However, we do not anticipate incurring any costs or effects relating to this since we are not currently manufacturing the solution and the process required to produce the solution results in no chemical by-products and minimal waste.

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

Item 1A. Risk Factors

Not required.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our executive office is located at 95 Mural Street, Suite 600, Richmond Hill, Ontario, Canada L4B 3G2. We currently lease this space at a cost of approximately $500 per month plus applicable taxes.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

General

As of the date of this Report, we have 57,625,343 shares of common stock issued and outstanding. In addition, Subco has 50,601,750 preferred shares issued and outstanding, each of which is exchangeable into one share of our common stock in accordance with the rights, privileges, restrictions and conditions attached to such preferred shares.

We do not have any outstanding warrants, options or other securities convertible into shares of our common stock.

Market Information

Our common stock is not traded on any exchange; however, it is quoted on the OTCQB under the symbol “NTOX”. OTCQB securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTCQB securities transactions are conducted through a telephone and computer network connecting dealers. OTCQB issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Trading in stocks quoted on the OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. There is no assurance that there will be a market for our common stock in the future.

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

OTCQB
Quarter Ended	High (US$)	Low (US$)
August 31, 2019	4.50	2.70
May 31, 2019	2.74	2.74
February 28, 2019	5.00	1.98
November 30, 2018	2.00	1.98
August 31, 2018	2.00	2.00
May 31, 2018	2.60	1.45
February 28, 2018	1.90	1.50
November 30, 2017	2.00	0.60

Holders

As of the date of this Report, there are approximately 62 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

On July 3, 2019, we issued and sold an aggregate of 80,000 shares of common stock to one non-U.S. investor and one U.S. investor at a price of US$1.00 per share in exchange for gross proceeds of US$80,000.

These shares were offered and sold in private transactions in reliance upon the exemptions from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 903 of Regulation S promulgated under the Securities Act. Our reliance on Section 4(a)(2) was based on the fact that there was only one U.S. investor and the issuance was an isolated private transaction by us which did not involve a public offering. Our reliance on Rule 903 of Regulation S was based on the fact that the non-U.S. investor was not a “U.S. person” as that term is defined in Rule 902(k) of Regulation S, that the investor acquired the securities for investment purposes for its own account and not as a nominee or agent, and not with a view to the resale or distribution thereof, and that the investor understood that the securities may not be sold or otherwise disposed of without registration under the Securities Act and any applicable state securities laws, or an applicable exemption or exemptions therefrom.

Other than as described above or as disclosed in previous quarterly reports on Form 10-Q or current reports on Form 8-K, we did not issue any equity securities that were not registered under the Securities Act during the fiscal year ended August 31, 2019.

Purchases of Equity Securities by the Issuer and “Affiliated Purchasers”

We did not purchase any shares of our common stock or other securities during the year ended August 31, 2019.

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

Overview

We are a company in the business of developing and commercializing innovative technologies. Through Notox, we own 100% of the right, title and interest in and to the License Agreement with the Clinic formerly held by ZHC, and through Tropic Spa, we are seeking to establish licensing opportunities for certain intellectual property associated with a personal tanning system.

Results of Operations

Revenue

We did not generate any revenue during the years ended August 31, 2019 or 2018.

Production Costs

During the year ended August 31, 2019, we incurred production costs of $219,537, which was equal to our gross loss for the period. During the year ended August 31, 2018, we incurred production costs of $216,617, which was also equal to our gross loss for the period. Our production costs during both years were attributable to a combination of amortization of the License Agreement ($187,466 in each year), patenting costs ($32,071 in the current year vs. $21,201 in the prior year), production-related consulting fees ($Nil in the current year vs. $2,820 in the prior year), depreciation ($Nil in the current year vs. $5,129 in the prior year) and a writedown of inventory ($Nil in the current year vs. $1 in the prior year).

Expenses

During the year ended August 31, 2019, we incurred $753,472 in total general and administrative expenses, compared to $803,456 in such expenses during the year ended August 31, 2018.

Our expenses during the year ended August 31, 2019, consisted of $338,429 in management-related consulting fees, $209,596 in interest on the license assignment fee payable to ZKC, $108,591 in professional fees, $24,655 in trust and filing fees $13,202 in rent, $12,059 in interest on advances from related parties/shareholders, $8,166 in office and miscellaneous expenses and $2,790 in travel and entertainment expenses, plus a foreign exchange loss of $35,984.

During the prior year, our expenses included $384,829 in management-related consulting fees, $167,123 in interest on the license assignment fee payable to ZKC, $105,744 in professional fees, $25,918 in rent, $24,016 in trust and filing fees, $12,854 in office and miscellaneous expenses, $10,549 in interest on advances from related parties/shareholders, $6,331 in travel and entertainment expenses and $1,653 in patent maintenance fees, plus a foreign exchange loss of $64,439.

Apart from the $46,400 decrease in our management-related consulting fees between the two years, the $42,473 increase in interest on the license assignment fee we accrued during the current year, and the change in our foreign exchange gain, our expenses were relatively consistent from year-to-year.

The significant management-related consulting fees we incurred over both years were paid to our principal executive officers and one consultant (during a portion of the prior year only) who provided management-related services to us and is also a major shareholder.

Other Items

During the year ended August 31, 2019, we incurred a $20,749 writedown of sales tax receivable and generated $6,972 in other income. During the same year, we also incurred a $351,741 gain on the revaluation of warrants to purchase shares of our common stock, most of which was associated with the expiry of certain of the warrants.

During the prior year, we incurred a $49,755 writedown of sales tax receivable and a $29,068 loss on the disposal of equipment, which was partially offset by a recovery of inventory written down in the amount of $1,996. We also incurred a $286,075 gain on the revaluation of warrants to purchase shares of our common stock, most of which was again associated with the expiry of certain of the warrants.

Net Loss

During the year ended August 31, 2019, we incurred a net loss and comprehensive loss of $635,045 and a net loss per shares of $0.01. During the prior year, we experienced a net loss and comprehensive loss of $810,825 and a net loss per share of $0.01.

Liquidity and Capital Resources

As of August 31, 2019, we had $14,843 in cash, $136,593 in current assets, $1,160,449 in total assets, $3,731,708 in current liabilities, $3,987,469 in total liabilities and a working capital deficiency of $3,586,763. As of that date, we also had an accumulated deficit of $12,418,531.

During the year ended August 31, 2019, we spent $154,860 in net cash on operating activities, compared to $109,494 in net cash spending on operating activities during the prior year. The increase in our cash spending on operating activities during the fiscal year ended August 31, 2019 was primarily attributable to certain changes in our assets and liabilities during the year, the most significant of which was the $389,876 increase in our accounts payable and accrued liabilities from year-to-year.

We spent $153,519 in net cash on investing activities during the year ended August 31, 2019, including $86,519 in advances to Xthetica and $67,000 in net payments on the license assignment fee payable to ZKC. We did not spend any net cash on investing activities during the prior year.

During the year ended August 31, 2019, we received $317,558 in net cash from financing activities, including $251,692 in stock subscriptions and $114,890 in proceeds from the issuance of our common stock, less $49,024 in advances that we repaid to related parties and shareholders. During the prior year, we received $52,014 in net cash from financing activities, including $51,000 in advances from related parties/shareholders and $10,000 in stock subscriptions, less $6,435 in stock issue costs and $2,551 in proceeds from the exercise of warrants.

During the year ended August 31, 2019, our cash increased by $9,179 due to a combination of our operating, investing and financing activities.

Plan of Operations

Our plan of operations over the next 12 months is to continue the process initiated by ZHC to design, manufacture and commercialize the Notox system and its features. We expect to work closely with the Clinic in this regard, and anticipate that we will require at least US$5,025,000 to carry out our plan, as follows:

Description	Amount (US$)
Design, testing and prototyping the Notox unit (including $111,200 in milestone payments to RBC)	600,000
Design, testing and prototyping the Notox treatment probe	1,400,000
Acquisition costs payable to ZHC	800,000
Human trial expenses	950,000
FDA Section 510(k) notification costs and CE marking expenses	750,000
Marketing and inventory expenses	525,000
Total	5,025,000

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

At the time that the patents were issued, we did not believe that there were any limits to how long the Home Mist Tanning units could sell in the marketplace. Accordingly, management had determined that the best estimate of the useful lives of the US, Australian, Canadian and Chinese Patents were 17, 13, 11 and 16 years, respectively. During the year ended August 31, 2017 management was not in a position to be able to estimate the future cash flows attributable to the patents with any degree of certainty. Accordingly, the patents were written down to a nominal amount of $4.

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

Year Ended August 31, 2019

(Expressed in Canadian dollars)

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of

Notox Technologies Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Notox Technologies Corp. (the “Company”), as of August 31, 2019, and the related consolidated statements of loss and comprehensive loss, cash flows and stockholders’ deficiency for the year ended August 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Notox Technologies Corp. as of August 31, 2019, and the results of its operations and its cash flows for the year ended August 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatements of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2019.

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Professional Accountants

November 29, 2019

NOTOX TECHNOLOGIES CORP.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN CANADIAN DOLLARS)

	August 31, 2019	August 31, 2018
ASSETS
Current assets:
Cash	$14,843	$5,664
Amounts receivable	6,584	6
Sales tax receivable	94,726	72,295
Prepaid expenses	20,440	24,048
Total current assets	136,593	102,013
Advances – Xthetica (Note 15)	86,519	—
Patents, net	4	4
License agreement, net (Note 4)	937,333	1,124,799
Total assets	$1,160,449	$1,226,816

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable and accrued liabilities (Note 5)	$1,972,567	$1,582,691
Advances from related parties/shareholders (Notes 6 and 7)	444,760	477,509
License assignment fee and accrued interest payable (Note 8)	1,042,561	882,257
Stock purchase warrants (Note 10)	1,776	353,517
Stock subscribed in advance (Note 10)	261,692	10,000
Total current liabilities	3,723,356	3,305,974
Due to the Clinic (Note 4)	264,113	227,707
	3,987,469	3,533,681

Stockholders’ deficiency (Note 10):
Common stock	1,133,146	1,018,256
Additional paid-in capital	8,458,365	8,458,365
Accumulated Deficit	(12,418,531)	(11,783,486)
Total stockholders’ deficiency	(2,827,020)	(2,306,865)
Total liabilities and stockholders’ deficiency	$1,160,449	$1,226,816

Contingent liability (Note 14)

Subsequent event (Note 15)

See accompanying notes to the consolidated financial statements.

NOTOX TECHNOLOGIES CORP.

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(EXPRESSED IN CANADIAN DOLLARS)

	For the Year Ended August 31,
	2019	2018
Revenue:
Sales	$—	$—

Production costs:
Amortization – license agreement (Note 4)	187,466	187,466
Consulting fees – production	—	2,820
Depreciation	—	5,129
Patenting costs – the Clinic	32,071	21,201
Write-down of inventory	—	1
Total production costs	219,537	216,617
Gross loss	(219,537)	(216,617)

General and administration:
Consulting fees – management (Note 6)	338,429	384,829
Interest on advances from related parties/shareholders (Notes 6 and 7)	12,059	10,549
Interest on license assignment fee payable (Note 8)	209,596	167,123
Loss on foreign exchange	35,984	64,439
Office and miscellaneous	8,166	12,854
Patent maintenance fees	—	1,653
Professional fees	108,591	105,744
Rent	13,202	25,918
Travel and entertainment	2,790	6,331
Trust and filing fees	24,655	24,016
Total general and administration	753,472	803,456
Loss before other items and income taxes	(973,009)	(1,020,073)
Other items:
Other income	6,972	—
Gain on revaluation of derivative liabilities (Note 10)	351,741	286,075
Write-down of receivables	(20,749)	(49,755)
Loss on disposal of equipment	—	(29,068)
Recovery of inventory written down	—	1,996
Loss before income taxes	(635,045)	(810,825)
Income taxes (Note 13)	—	—
Loss and comprehensive loss	$(635,045)	(810,825)

Loss per share – basic and diluted	$(0.01)	$(0.01)

Weighted-average number of shares outstanding – basic and diluted	57,563,463	57,520,185

See accompanying notes to the consolidated financial statements.

NOTOX TECHNOLOGIES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN CANADIAN DOLLARS)

	For the Year Ended August 31,
	2019	2018
Cash Flows From Operating Activities
Loss	$(635,045)	$(810,825)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization - license agreement	187,466	187,466
Depreciation	—	5,129
Unrealized foreign exchange on advances from related parties/shareholders	4,216	—
Unrealized foreign exchange on license assignment fee payable	17,708	31,922
Unrealized foreign exchange and expense on due to Clinic	4,335	8,741
Write-down of inventory	—	1
Write-down of receivables	20,749	49,755
Interest accrued on advances from related parties/shareholders	12,059	10,549
Interest accrued on license assignment fee payable	209,596	167,123
Write-off of equipment	—	29,068
Gain on revaluation of derivative liabilities	(351,741)	(283,524)
Changes in assets and liabilities:
Amounts receivable	(6,578)	(6)
Sales tax receivable	(43,180)	(37,760)
Prepaid expenses	3,608	4,576
Accounts payable and accrued liabilities	389,876	507,090
Due to the Clinic	32,071	21,201
Net cash used in operating activities	(154,860)	(109,494)

Cash Flows From Investing Activities
Advances to Xthetica	(86,519)	—
Payments on license assignment fee, net	(67,000)	—
Net cash used in investing activities	(153,519)	—

Cash Flows From Financing Activities
Proceeds from private placements	104,890	—
Stock issue costs	—	(6,435)
Stock subscribed in advance	261,692	10,000
Advances from related parties/shareholders, net	(49,024)	51,000
Proceeds from exercise of warrant	—	(2,551)
Net cash provided by financing activities	317,558	52,014

Increase in cash during the year	9,179	(57,480)
Cash, beginning of year	5,664	63,144
Cash, end of year	$14,843	$5,664

Supplementary Cash Flow Information:
Interest paid	—	—
Taxes paid	$—	$—

See accompanying notes to the consolidated financial statements.

NOTOX TECHNOLOGIES CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	Common Stock		Additional paid-in		Total stockholders’
	Share	Amount	capital	Deficit	deficiency
Balance at August 31, 2017	56,892,843	$526,182	$8,460,414	$(10,972,661)	$(1,986,065)
Stock issued for cash	630,000	491,041	—	—	491,041
Stock issue costs – cash	—	(6,435)	—	—	(6,435)
Stock issue costs – finder’s warrants	—	(2,581)	—	—	(2,581)
Warrants exercised	10,000	10,049	(2,049)	—	8,000
Loss	—	—	—	(810,825)	(810,825)
Balance at August 31, 2018	57,532,843	$1,018,256	$8,458,365	$(11,783,486)	$(2,306,865)
Shares issued for warrants exercised in the prior year	12,500	10,000	—	—	10,000
Stock issued for cash	80,000	104,890	—	—	104,890
Loss	—	—	—	(635,045)	(635,045)
Balance at August 31, 2019	57,625,343	$1,133,146	$8,458,365	$(12,418,531)	$(2,827,020)

See accompanying notes to the consolidated financial statements.

NOTOX TECHNOLOGIES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

1. Company Overview for the Year Ended August 31, 2019

Nature and History of Operations

Notox Technologies Corp. (the “Company”) was incorporated under the laws of the state of Nevada on October 29, 2007. The Company has transitioned into developing, commercializing and promoting its patented Notox aesthetic and drug free pain management platform. The Company’s goals are to market a credible, non-toxic alternative to Botox and subsequently develop other features of its Notox technology such as drug-free pain management, body countering, skin tightening and anti-perspiration. In addition, the Company is seeking to build its distribution capabilities for other medical and aesthetic products around the world.

On June 13, 2016, the Company completed an asset acquisition transaction with Notox Bioscience Inc. (“Notox”), a private Nevada corporation incorporated on May 31, 2016 for the purpose of acquiring 100% of the right, title and interest in and to an exclusive license agreement (the “License Agreement”) with The Cleveland Clinic Foundation (the “Clinic”), an Ohio not-for-profit corporation.

On December 27, 2018 the expiration date for the preferred shares of 1894632 Ontario Inc. (“Subco”), was extended to December 31, 2020. The initial expiration date was part of amendment to the initial Exchange Agreement signed on February 17, 2015.

Going Concern

As reflected in the accompanying consolidated financial statements, the Company has a deficit of $12,418,531 (August 31, 2018 - $11,783,486) since inception, a working capital deficiency of $3,586,763 (August 31, 2018 - $3,203,961) and a stockholders’ deficiency of $2,827,020 (August 31, 2018 - $2,306,865). This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to raise additional capital and to implement its business plan. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company’s CEO and President have committed to providing financing if and when necessary to fund the operating expenses for the year ended August 31, 2020.

Basis of presentation and measurement

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are expressed in Canadian Dollars (“CAD”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position have been reflected herein.

The audited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

NOTOX TECHNOLOGIES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of the Company, Tropic Spa International (“TSI”), Notox, 1894632 Ontario Inc. (“Subco”), and 1894631 Ontario Inc., the Company’s subsidiaries. All significant inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, the Company evaluates its estimates, including those related to fair values of intangible assets, useful lives of intangible assets and the likelihood of realization of its deferred tax assets. The Company bases its estimates on assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Concentration of Risk

The financial instrument which potentially subjects the Company to a concentration of credit risk is cash, amounts receivable, sales tax receivable, and advances to Xthetica. The Company places its cash in an account with a high credit quality financial institution.

Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain significant accounting policies. There have been no material changes to the Company’s significant accounting policies that are disclosed in the consolidated financial statements and notes thereto during the year ended August 31, 2019.

Patents

The US Patent is recorded at the value attributed to the shares issued by TSI in connection with its acquisition less accumulated amortization and impairment write-downs. The US Patent was issued on September 29, 2009 and is effective until September 29, 2026. The Australian, Canadian and Chinese Patents are recorded at the application costs incurred less accumulated amortization and impairment write-downs. The Australian Patent was issued on October 16, 2014 and is effective until April 5, 2027. The Canadian Patent was issued on June 21, 2016 and is effective until April 5, 2027. The Chinese Patent was issued on December 28, 2016 and is effective until February 1, 2033. Upon expiration, the patents can be extended subject to certain changes required to secure the extension. Although the effects of obsolescence, demand, competition and other economic factors (such as stability of the industry, technological advances and legislative action that results in an uncertain or changing regulatory environment) can have an adverse effect on the industry and saleability of patented products, management is not currently aware of any known adverse factors that will affect the patents in the future.

Costs incurred for patents which are in the process of being completed will be amortized over the life of the patent when the patent is issued.

At the time that the patents were issued, the Company did not believe that there were any limits to how long the Home Mist Tanning units could sell in the market place. Accordingly, management had determined that the best estimates of useful lives of the US, Australian, Canadian and Chinese Patents were 17, 13, 11 and 16 years, respectively. During the year ended August 31, 2017 management was not in a position to be able to estimate the future cash flows attributable to the patents with any degree of certainty. Accordingly, the patents were written down to a nominal amount of $4.

Subsequent to August 31, 2019, the Company was notified that the Canadian, Australian and Chinese patents had lapsed or expired.

License Agreement

The License Agreement is recorded at estimated fair value plus acquisition costs less accumulated amortization and impairment write-downs. The term of the License Agreement continues until the expiration of the last to expire of the Licensed Patents (as defined in the License Agreement). All costs related to the development of the licensed technology are expensed as incurred.

NOTOX TECHNOLOGIES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

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

Leases

The Company currently rents premises classified as a short-term lease as the length of the lease is only 12 months. Therefore, the Company does not need to apply ASC 842 lease recognition and measurement requirements, and the lease is treated as an operating lease.

Impairment of Long-Lived Assets

Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be evaluated. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds its fair value.

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

NOTOX TECHNOLOGIES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

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

Fair Value of Financial Instruments

Carrying values of cash, receivables, accounts payable and accrued liabilities, advances from related parties/shareholders, license assignment fee and accrued interest payable and stock subscribed approximate fair value because of the short-term nature of these items. The fair value of stock purchase warrants is determined using Level 3 inputs in the Black-Scholes model.

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

Loss per Share – basic and diluted

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” loss per share. Basic loss per share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the year. Diluted loss per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted loss per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at August 31, 2019 and 2018.

NOTOX TECHNOLOGIES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

3. Fair Value Measurements

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

4. License Agreement, Net

On December 1, 2012, Zoran Holding Corporation (“ZHC”) and the Clinic entered into the License Agreement whereby the Clinic granted ZHC an exclusive worldwide license in the field of aesthetics and pain to make, use, offer to sell, sell and import certain products throughout the term of the License Agreement. Royalties and other payments are payable quarterly. Notox is required to achieve two commercial milestones: first commercial sale within nine months following regulatory approval, and regulatory filings submitted to regulatory authorities by November 30, 2019. The Clinic and Notox are working towards the definitive agreement that would extend the above date, to a new date, based on the clear development milestones and schedule to be agreed upon not later than March 31, 2020.

As of August 31, 2019, all accrued and unreimbursed patenting costs totaled $264,113 (August 31, 2018 - $227,707). Failure to achieve these milestones, without satisfactory justification, constitutes a material breach of the License Agreement giving the Clinic the right, but not the obligation, to convert the License Agreement to a non-exclusive license or terminate the License Agreement. The Clinic has the right to verify Notox’s compliance with the License Agreement.

Pursuant to above, the gross carrying value of the License Agreement is as follows:

	August 31, 2019
	Gross carrying amount	Accumulated amortization	Net carrying amount
License Agreement	$1,499,731	$562,398	$937,333

	August 31, 2018
	Gross carrying amount	Accumulated amortization	Net carrying amount
License Agreement	$1,499,731	$374,932	$1,124,799

As of August 31, 2019, amortization expense on the License Agreement for the next five years was expected to be as follows:

Amount
Year ending:
2020	$187,466
2021	187,466
2022	187,466
2023	187,466
2024	187,469
Total	$937,333

NOTOX TECHNOLOGIES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

5. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of:

	August 31, 2019	August 31, 2018
Trade payables	$1,193,429	$1,412,277
Vendor accruals	779,138	170,414
Accounts payable and accrued liabilities	$1,972,567	$1,582,691

6. Related Party Transactions and balances

The Company’s transactions with related parties were carried out on normal commercial terms and in the course of the Company’s business. Other than disclosed elsewhere in the Company’s consolidated financial statements, related party transactions are as follows:

a) Related party balances

Advances from related parties include:

●	At August 31, 2019, the Company owed $232,000 (August 31, 2018 - $232,000) in advances payable to the President of the Company. These advances are unsecured and bear interest at 3% per annum. Accrued interest payable to the President totaled $39,498 at August 31, 2019 (August 31, 2018 - $32,538).

●	At August 31, 2019, the Company is owed $8,609 (August 31, 2018 - the Company owed $51,000) in advances receivable by the CEO of the Company. This balance bears no interest and has no repayment terms.

Accounts payable and accrued liabilities include:

●	At August 31, 2019, the Company owed $658,022 (August 31, 2018 - $438,935) in consulting fees to a company controlled by the President of the Company.

●	At August 31, 2019, the Company owed $470,381 (August 31, 2018 - $245,564) in consulting fees to a company controlled by the CEO of the Company.

●	At August 31, 2019, the Company owed $353,246 (August 31, 2018 - $330,688) in consulting fees to a company controlled by a major shareholder of the Company.

b) Related party transactions

During the year ended August 31, 2019, the Company had the following transactions with related parties:

●	Consulting fees expense of $159,452 (August 31, 2018 - $159,674) in connection with the services provided by a company controlled by the President of the Company.

●	Consulting fees expense of $166,132 (August 31, 2018 - $159,674) in connection with the services provided by a company controlled by the CEO of the Company.

●	Consulting fees expense of $nil (August 31, 2018 - $65,481) in connection with the services provided by a company controlled by a major shareholder of the Company.

●	Interest expense of $6,960 (August 31, 2018 - $13,721) in connection with advances owing to the President and other shareholders of the Company.

7. Advances from Shareholders

Advances payable to shareholders totaled $145,000 at August 31, 2019 (August 31, 2018 - $145,000). These advances are unsecured and bear interest at 3% per annum, with no specific repayment terms. Interest expense of $4,350 was incurred on these advances during the year ended August 31, 2019 (August 31, 2018 - $3,589). As at August 31, 2019 accrued interest payable to shareholders totaled $21,321 (August 31, 2018 - $16,971).

8. License assignment fee and accrued interest payable

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

NOTOX TECHNOLOGIES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

Since September 1, 2017, interest of 24% per annum, compounding annually, has been accrued on the outstanding balance payable. Interest expense of US$288,667 ($384,133) was accrued on the balance payable as at August 31, 2019. At August 31, 2019, the balance of the license assignment fee payable and interest payable to ZKC was US$783,667 ($1,042,561) (August 31, 2018 - US$675,800 ($882,257)). See Note 4.

9. Commitments

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

Effective February 3, 2018, the Company terminated the 1040614 Agreement.

As at August 31, 2019, the Company renewed its premises lease for another year beginning on April 1, 2019 for $5,520 plus HST per annum for a period of twelve months.

10. Stockholders’ Deficiency

Authorized stock

As at August 31, 2019, the Company was authorized to issue 500,000,000 (August 31, 2018 - 300,000,000) shares of common stock at a par value of US$0.001.

On October 9, 2018, the Company’s shareholders and directors approved a change of the Company’s name from Tropic International Inc. to Notox Technologies Corp. and an increase in the Company’s authorized common stock to 500,000,000 shares. The name change and authorized common stock increase were effected November 19, 2018.

At August 31, 2019, the Company had 57,625,343 shares of common stock legally issued and outstanding (2018 - 57,532,843). Of those shares, 50,993,270 were restricted and 6,632,073 were unrestricted.

On June 28, 2013, pursuant to the reverse takeover transaction with TSI, the Company acquired 39,015,439 common shares of TSI in exchange for the issuance of 39,015,439 preferred shares of Subco to certain of the shareholders of TSI on a one-for-one basis. As a result of the transaction, TSI became the Company’s majority-owned subsidiary. Each preferred share of Subco is exchangeable into one share of the Company’s common stock at the option of the holder subject to certain restrictions. As at August 31, 2019 and August 31, 2018, none of the preferred shares had been exchanged.

On August 24, 2016, a further 21,672,623 common shares of TSI were exchanged for 10,836,312 preferred shares of Subco.

Share issuances

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

NOTOX TECHNOLOGIES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

During the year ended August 31, 2019, the Company completed the following common stock transactions:

●

During the previous year ended August 31, 2018, $10,000 in stock subscriptions was received pursuant to the exercise of 12,500 warrants at a price of $0.80 per share in February 2018. The shares were issued in November 2018.

●	On July 3, 2019, the Company issued 80,000 shares of common stock through a private placement with a fair value of $104,890 at a price of U$1.00 per share.

Stock subscribed in advance

During the year ended August 31, 2019, the Company received proceeds of $261,692 (US$195,000) as consideration for unit and share private placements, and the exercise of 6,250 warrants. The units/shares were not issued as of August 31, 2019 and have therefore been classified as a liability.

Stock Purchase Warrants

The continuity of Canadian dollar denominated stock purchase warrants for the six months ended August 31, 2019 is as follows:

Expiry Date	Price	August 31, 2017	Issued	Exercised	August 31, 2018	Issued	Expired	August 31, 2019
October 31, 2018	$0.80	130,000	—	(12,500)	117,500	—	(117,500)	—

At August 31, 2019, the weighted-average remaining contractual life of Canadian dollar warrants outstanding was 0.00 years (August 31, 2018 - 0.17).

The continuity of US dollar denominated stock purchase warrants for the year ended August 31, 2019 is as follows:

Expiry Date	Price US$	August 31, 2017	Issued	August 31, 2018	Exercised*	Issued	Expired	August 31, 2019
September 30, 2018 – Finder	1.40	15,000	—	15,000	—	—	(15,000)	—
October 31, 2018	0.80	220,770	—	220,770	(6,250)	—	(214,520)	—
November 2, 2018	1.40	400,000	—	400,000	—	—	(400,000)	—
July 17, 2019 – Finder	1.40	—	5,000	5,000	—	—	(5,000)	—
September 7, 2019	1.40	—	630,000	630,000	—	—	—	630,000
		635,770	635,000	1,270,770	(6,250)	—	(634,520)	630,000

*warrants exercised during the year ended August 31, 2019 have not yet issued shares.

At August 31, 2019, the stock purchase warrants were fair valued at $1,776 (August 31, 2018 – $353,517) and the weighted-average remaining contractual life of US dollar warrants outstanding was 0.02 years (August 31, 2018 – 0.59 years). During the year ended August 31, 2019, the Company recognized a gain on revaluation of $351,741 (August 31, 2018 - 286,075)

NOTOX TECHNOLOGIES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

The Company used the Black-Scholes Option Pricing Model to determine the fair values of unit warrants and finder’s warrants issued pursuant to private placements during the years ended August 31, 2019 and 2018 with the following assumptions:

	August 31, 2019	August 31, 2018
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	1.78%	1.47% - 2.04%
Expected stock price volatility	100.00%	100.00%
Expected life of warrants	0.02 years	0.08 – 2 years

11. Risks and Uncertainties

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

12. Accounting Pronouncements

In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments”, to introduce amendments which will affect the recognition and measurement of financial instruments, including derivatives and hedging. Only Topic 4 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is evaluating the impact this standard will have on the Company’s financial statements.

In March 2019, the FASB issued ASU 2019-01, “Leases (Topic 842)”, to introduce amendments which will affect all lessors that are not manufactures or dealers, and those which are depository and lending entities. The amendments in this update amend Topic 842, and are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently in the process of evaluating the effects of this pronouncement on the consolidated financial statements.

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

13. Income Taxes

The provision for income taxes differs from that computed at combined corporate tax rate of approximately 26% as follows:

Income tax recovery

	August 31, 2019	August 31, 2018
Net Loss	$(635,045)	$(810,825)
Expected income tax recovery	(165,112)	(199,277)
Non-deductible differences	232,440	(77,794)
Other temporary difference	(190,840)	—
Change in valuation allowance	123,512	277,071
	$—	$—

NOTOX TECHNOLOGIES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

Deferred tax assets

	August 31, 2019	August 31, 2018
Non-capital loss carry forwards	$3,222,279	$2,029,000
Other temporary differences	192,660	753,000
Change in valuation allowances	(3,414,939)	(2,782,000)
	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. A valuation allowance was established based upon management’s inability to determine whether sufficient future profits will be generated.

As of August 31, 2019, and 2018 the Company has approximately $11,258,939 and $7,844,000, respectively, of non-capital losses available to offset future taxable income. These losses will expire between 2024 to 2039.

14. Contingent Liability

Pursuant to the reverse takeover transaction with TSI, the Company may be required to acquire up to 296,500 common shares of TSI, being those TSI shares still outstanding, in exchange for 148,250 preferred shares of Subco on a one-for-two basis. Such preferred shares would then be exchangeable on the same basis as the 49,851,751 Subco preferred shares currently outstanding. See Note 10.

15. Subsequent Event

The Company’s management has evaluated subsequent events up to November 29, 2019, the date the consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined that there have been events that have occurred that would require a disclosure in the consolidated financial statements.

(i)

On July 19, 2019, the Company entered into a binding letter of intent (“LOI”) to acquire the shares of Xthetica Inc. (“Xthetica”), a private Ontario corporation in the business of distributing, marketing and selling a variety of medical aesthetics products, for the issuance of 10,000,000 units, which includes one common share and one warrant each. The Company has not yet entered into a binding definitive agreement which will supersede the LOI in its entirety and govern the completion of the transaction. As at August 31, 2019, the Company has advanced $86,519 to Xthetica. Subsequent to August 31, 2019, the Company has advanced or paid expenses on behalf of Xthetica of $108,488 and received amounts of $186,000 from Xthetica.

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

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting as of August 31, 2019 using the criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

In its assessment of the effectiveness of our internal control over financial reporting as of August 31, 2019, management determined that there were deficiencies that constitute, both individually and in the aggregate, a material weakness. These deficiencies include the fact that we have no audit committee, traditionally have had no independent directors, and do not have a system in place to review and monitor internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, the names, ages and positions of our executive officers and directors are as follows:

Name	Age	Position
Zoran Konević	61	Chief Executive Officer, Director
John Marmora	66	President, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

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

Corporate Governance

Our business and affairs are managed under the direction of our Board of Directors, which currently consists of Mr. Konević and Mr. Marmora.

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

Management Agreements

On November 16, 2015, we entered into a consulting agreement with a corporation controlled by Azmatali Mehrali, our former Chief Financial Officer and Principal Accounting Officer, pursuant to which, among other things, we agreed to cause Subco to issue an aggregate of 1,500,000 exchangeable preferred shares to Mr. Mehrali’s corporation over two years, all of which could be rescinded in certain limited circumstances. In addition, the consulting agreement provided that we would pay Mr. Mehrali’s corporation fees of $100,000 per year plus applicable taxes upon raising an aggregate of $500,000 in gross proceeds from the sale of debt or equity securities, and grant that corporation a bonus tied to our earnings per share results in any fiscal year during the term of the agreement. On August 24, 2016, we caused Subco to issue 750,000 of the foregoing exchangeable preferred shares to Mr. Mehrali’s corporation and as at August 31, 2019, we owed $75,000 in accrued remuneration to the corporation. Effective November 10, 2016, this agreement was terminated.

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

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Exchange Act requires a company’s directors and officers, and persons who own more than 10% of any class of a company’s equity securities which are registered under Section 12 of the Exchange Act, to file with the SEC reports of ownership on Form 3 and reports of changes in ownership on Forms 4 and 5. Such officers, directors and 10% stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by us and on written representations from certain reporting persons as August 31, 2019, we believe that all Section 16(a) reports applicable to our officers, directors and 10% stockholders with respect to our fiscal year ended August 31, 2019 have not been filed.

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

Name and Principal Position	Year Ended August 31	Salary ($)	Total ($)
Zoran Konević, Chief Executive Officer (1)	2019	166,186	166,186
	2018	159,674	159,674
John Marmora, President (2)	2019	166,186	166,186
	2018	159,674	159,674

(1)	Zoran Konević was appointed as our Chief Executive Officer and director on June 13, 2016.

(2)	John Marmora was appointed as our President, Chief Executive Officer, Secretary, Treasurer and director on the Closing Date, has served as the President, Secretary, Treasurer and sole director of Tropic Spa since the company’s inception on September 17, 2007, and was our Chief Financial Officer and Principal Accounting Officer from the Closing Date until November 16, 2015. On November 10, 2016, Mr. Marmora was reappointed as our Chief Financial Officer and Principal Accounting Officer.

Outstanding Equity Awards at Fiscal Year-End

As of August 31, 2019, we did not have any outstanding equity awards.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (1)	Total Voting Power (2)
Common Stock	Zoran Konević (3) 123 Commerce Valley Drive East, Suite 333 Thornhill, Ontario, Canada L3T 7W8	30,000,000		52.1	27.8
Common Stock	John Marmora (4) 95 Mural Street, Suite 600 Richmond Hill, Ontario, Canada L4B 3G2	19,346,678	(5)	26.3	17.9
All Officers and Directors as a Group		49,346,678		78.4	45.7
Special Voting Shares (6)	John Marmora (4) 95 Mural Street, Suite 600 Richmond Hill, Ontario, Canada L4B 3G2	1		100	-
All Officers and Directors as a Group		1		100	-
Common Stock	Gerry Racicot PO Box 1041, 345691 Quaker Street Norwich, Ontario, Canada N0J 1P0	16,700,011		22.5	15.4

(1)	Based on 57,625,343 shares of our common stock issued and outstanding as of the date hereof as well as the exchange of all preferred shares of Subco owned by the applicable holder into shares of our common stock. For clarity, the percentage ownership does not reflect the exchange of preferred shares of Subco into shares of our common stock by any person other than the applicable holder.

(2)	Based on the exchange of all 50,601,750 issued and outstanding preferred shares of Subco for shares of our common stock.

(3)	Zoran Konević is our Chief Executive Officer and director.

(4)	John Marmora is our President, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and director, is the Trustee under the Trust Agreement, and is the only person who possesses the right to exchange preferred shares of Subco for shares of our common stock within 60 days, since any such exchange can only be completed with the written consent of Subco.

(5)

Includes 3,299,989 shares of our common stock and 16,046,689 preferred shares of Subco, each of which exchangeable into one share of our common stock. Pursuant to the Exchangeable Share Provisions, the applicable holder may not exercise investment power over either the shares of our common stock or the preferred shares of Subco until a redemption has occurred, but may exercise voting power over the shares of our common stock through the operation of the Trust Agreement.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following includes a summary of transactions since September 1, 2016, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds US$120,000 and in which any related person had or will have a direct or indirect material interest. We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

●	At August 31, 2019, Zoran Konević, our Chief Executive Officer and director, owed us $8,609 (2018 - we owed $51,000). This balance bears no interest and has no repayment terms.

●	At August 31, 2019, advances payable to Mr. Marmora totaled $232,000 (2018 - $232,000). These advances are unsecured and bear interest at 3% per annum. Of this amount, $219,500 is due on demand and $12,500 has no repayment terms. Accrued interest payable to Mr. Marmora totaled $39,498 at August 31, 2019 (2018 - $32,538).

●	For the years ended August 31, 2019, 2018 and 2017, consulting fees paid or accrued as payable to MCM Consulting, a sole proprietorship controlled by Mr. Marmora (“MCM”), were $166,132 (US$125,000), $159,674 (US$125,000) and $163,466 (US$125,000), respectively.

●	For the years ended August 31, 2019, 2018 and 2017, consulting fees paid or accrued as payable to Zoran K Corporation, a company controlled by Zoran Konević, our Chief Executive Officer and director (“ZKC”) were $166,132 (US$125,000), $159,674 (US$125,000) and $163,466 (US$125,000).

●	For the years ended August 31, 2019, 2018 and 2017, consulting fees accrued as payable to a company controlled by a major shareholder were $Nil, $65,481 (US$52,803) and $163,466 (US$125,000), respectively.

●	At August 31, 2019, we owed $1,481,649 (US$842,107) (2018 - $1,105,924 (US$565,257)) in consulting fees to MCM, ZKC and a company controlled by a major shareholder.

●	At August 31, 2019, we owed $658,022 ($181,070 and US$358,800) (2018 - $438,935 ($181,070 and US$197,522)) in consulting fees to MCM.

●	At August 31, 2019, we owed $Nil (2017 - $15,737) to Mr. Marmora for reimbursable expenses incurred on our behalf.

●	At August 31, 2019, we owed $470,381 (US$353,803) (2018 - $245,564 (US$188,100)) in consulting fees to ZKC.

●	At August 31, 2019, we owed $352,246 ($181,070 and US$114,606) (2018 - $330,688 ($181,070 and US$114,608)) in consulting fees to a company controlled by a major shareholder.

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

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by our current auditors, Davidson & Company LLP, and our former auditors, DeVisser Gray LLP, in connection with the audit of our financial statements for the years ended August 31, 2019 and 2018, respectively, as well as reviews of our interim financial statements, services provided in connection with our statutory and regulatory filings or engagements, and any other fees billed for services rendered by our auditors during these periods.

	Year Ended August 31, 2019 ($)	Year Ended August 31, 2018 ($)
Audit fees	40,000	43,100
Audit-related fees	-	-
Tax fees	-	1,300
All other fees	-	-
Total	40,000	44,400

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

PART IV

Item 15. Exhibits

The following documents are filed as a part of this Report.

Exhibit Number	Exhibit Description
3(i).1	Articles of Incorporation filed with the Nevada Secretary of State on October 29, 2007 (1)

3(i).2	Certificate of Amendment filed with the Nevada Secretary of State on August 24, 2010 (1)

3(i).3	Certificate of Amendment filed with the Nevada Secretary of State on April 17, 2013 (2)

3(i).4	Articles of Merger filed with the Nevada Secretary of State on December 6, 2013 (3)

3(i).5	Certificate of Amendment filed with the Nevada Secretary of State on November 19, 2018 (4)

3(ii).1	By-Laws (1)

3(ii).2	Amended and Restated By-Laws (5)

10.1	Share Exchange Agreement dated June 28, 2013 with 1894632 Ontario Inc., Tropic Spa Inc. and the shareholders of Tropic Spa Inc. (6)

10.2	Amendment to Share Exchange Agreement dated February 17, 2015 with 1894632 Ontario Inc., Tropic Spa Inc. and the shareholders of Tropic Spa Inc. (7)

10.3	Share Exchange Agreement dated June 6, 2016 with Notox Bioscience and the shareholders of Notox Bioscience Inc. (8)

10.4	Amendment to Share Exchange Agreement dated November 23, 2016 with Notox Bioscience Inc. and the shareholders of Notox Bioscience Inc. (9)

21	1894631 Ontario Inc. (Ontario, Canada), 1894632 Ontario Inc. (Ontario, Canada), Notox Bioscience Inc. (Nevada), Tropic Spa Inc. (Ontario, Canada)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

(1)	Incorporated by reference from our registration statement on Form 10, filed with the SEC on October 15, 2010.

(2)	Incorporated by reference from our quarterly report on Form 10-Q, filed with the SEC on June 20, 2013.

(3)	Incorporated by reference from our annual report on Form 10-K, filed with the SEC on December 9, 2013.

(4)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on November 26, 2018.

(5)	Incorporated by reference from our annual report on Form 10-K, filed with the SEC on December 14, 2018.

(6)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on July 3, 2013.

(7)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on February 19, 2015.

(8)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on June 13, 2016.

(9)	Incorporated by reference from our quarterly report on Form 10-Q, filed with the SEC on January 19, 2017.

Item 16. Form 10-K Summary

Not required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 29, 2019	NOTOX TECHNOLOGIES CORP.

	By:	/s/ John Marmora
John Marmora
President, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John Marmora	President, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director	November 29, 2019
John Marmora

/s/ Zoran Konević	Chief Executive Officer, Director	November 29, 2019
Zoran Konević

