Form 10-K/A
period 2019-08-31
NOTOX TECHNOLOGIES CORP.
filed 2019-12-12
CIK 844538

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

The sole purpose of this Amendment No. 1 (this “Amendment”) to the annual report on Form 10-K of Notox Technologies Corp. (“we”, “us”, “our”) for the year ended August 31, 2019 and filed with the Securities and Exchange Commission on November 29, 2019 (the “Form 10-K”), is to furnish the audit report of our former auditor, DeVisser Gray LLP, on our financial statements for the year ended August 31, 2018, which audit report was erroneously omitted from Item 8 of the Form 10-K.  The audit report should have appeared as page F-2 in our financial statements for the year ended August 31, 2019, with the subsequent pages renumbered accordingly.

No other changes have been made to the Form 10-K. This Amendment continues to speak as of the filing date of the Form 10-K, does not reflect events that may have occurred subsequent to that date, and does not modify or update any related disclosures made in the Form 10-K.

We have included new certifications of our principal executive officer and principal financial officer with this Amendment pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Item 8. Financial Statements and Supplementary Data

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

Vancouver, Canada

December 12, 2018

Item 15. Exhibits

The following documents are filed as part of this Amendment.

Exhibit Number	Exhibit Description
3(i).1	Articles of Incorporation filed with the Nevada Secretary of State on October 29, 2007 (1)

3(i).2	Certificate of Amendment filed with the Nevada Secretary of State on August 24, 2010 (1)

3(i).3	Certificate of Amendment filed with the Nevada Secretary of State on April 17, 2013 (2)

3(i).4	Articles of Merger filed with the Nevada Secretary of State on December 6, 2013 (3)

3(i).5	Certificate of Amendment filed with the Nevada Secretary of State on November 19, 2018 (4)

3(ii).1	By-Laws (1)

3(ii).2	Amended and Restated By-Laws (5)

10.1	Share Exchange Agreement dated June 28, 2013 with 1894632 Ontario Inc., Tropic Spa Inc. and the shareholders of Tropic Spa Inc. (6)

10.2	Amendment to Share Exchange Agreement dated February 17, 2015 with 1894632 Ontario Inc., Tropic Spa Inc. and the shareholders of Tropic Spa Inc. (7)

10.3	Share Exchange Agreement dated June 6, 2016 with Notox Bioscience and the shareholders of Notox Bioscience Inc. (8)

10.4	Amendment to Share Exchange Agreement dated November 23, 2016 with Notox Bioscience Inc. and the shareholders of Notox Bioscience Inc. (9)

21	1894631 Ontario Inc. (Ontario, Canada), 1894632 Ontario Inc. (Ontario, Canada), Notox Bioscience Inc. (Nevada), Tropic Spa Inc. (Ontario, Canada)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (10)

101.SCH	XBRL Taxonomy Extension Schema (10)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (10)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (10)

101.LAB	XBRL Taxonomy Extension Label Linkbase (10)

101.PRE	XBRL Taxonomy Presentation Linkbase (10)

(1)	Incorporated by reference from our registration statement on Form 10, filed with the SEC on October 15, 2010.

(2)	Incorporated by reference from our quarterly report on Form 10-Q, filed with the SEC on June 20, 2013.

(3)	Incorporated by reference from our annual report on Form 10-K, filed with the SEC on December 9, 2013.

(4)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on November 26, 2018.

(5)	Incorporated by reference from our annual report on Form 10-K, filed with the SEC on December 14, 2018.

(6)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on July 3, 2013.

(7)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on February 19, 2015.

(8)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on June 13, 2016.

(9)	Incorporated by reference from our quarterly report on Form 10-Q, filed with the SEC on January 19, 2017.

(10)	Incorporated by reference from our annual report on Form 10-K, filed with the SEC on November 29, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 11, 2019	NOTOX TECHNOLOGIES CORP.

	By:	/s/ John Marmora
John Marmora
President, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John Marmora	President, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director	December 11, 2019
John Marmora

/s/ Zoran Konević	Chief Executive Officer, Director	December 11, 2019
Zoran Konević