Form 10-Q
period 2019-11-30
NOTOX TECHNOLOGIES CORP.
filed 2020-01-22
CIK 844538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of January 21, 2020, the registrant’s outstanding common stock consisted of 57,625,343 shares.

2

Item 1. Financial Statements

Notox Technologies Corp.

Condensed Consolidated Financial Statements

For the Three Months Ended November 30, 2019

(Expressed in Canadian dollars)

(unaudited)

3

NOTOX TECHNOLOGIES CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	November 30, 2019	August 31, 2019
ASSETS
Current assets:
Cash	$9,705	$14,843
Amounts receivable	11,322	6,584
Sales tax receivable	101,875	94,726
Prepaid expenses	15,851	20,440
Total current assets	138,753	136,593
Advances – Xthetica (Note 14)	54,048	86,519
Patents, net	4	4
License agreement, net (Note 4)	890,466	937,333
Total assets	$1,083,271	$1,160,449

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable and accrued liabilities (Note 5)	$2,067,675	$1,972,567
Advances from related parties/shareholders (Notes 6 and 7)	447,692	444,760
License assignment fee and accrued interest payable (Note 8)	1,104,264	1,042,561
Stock purchase warrants (Note 10)	—	1,776
Stock subscribed in advance (Note 10)	261,692	261,692
Total current liabilities	3,881,323	3,723,356
Due to the Clinic (Note 4)	271,908	264,113
	4,153,231	3,987,469

Stockholders’ deficiency (Note 10):
Common stock	1,133,146	1,133,146
Additional paid-in capital	8,458,365	8,458,365
Accumulated deficit	(12,661,471)	(12,418,531)
Total stockholders’ deficiency	(3,069,960)	(2,827,020)
Total liabilities and stockholders’ deficiency	$1,083,271	$1,160,449

Contingent liability (Note 13)

Subsequent event (Note 14)

See accompanying notes to the condensed consolidated financial statements.

NOTOX TECHNOLOGIES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	For the Three Months Ended November 30,
	2019	2018

Production costs:
Amortization – license agreement (Note 4)	46,867	46,867
Patenting costs – the Clinic	7,937	7,813
Total production costs	54,804	54,680
Gross loss	(54,804)	(54,680)

General and administration:
Consulting fees – management (Note 6)	88,251	81,764
Interest on advances from related parties/shareholders (Notes 6 and 7)	2,932	2,820
Interest on license assignment fee payable (Note 8)	62,000	52,900
(Gain)/loss on foreign exchange	(29)	37,758
Office and miscellaneous	6,229	364
Professional fees	15,019	20,480
Rent	1,574	5,250
Travel and entertainment	1,070	1,134
Trust and filing fees	12,866	8,794
Total general and administration	189,912	211,264
Loss before other items and income taxes	(244,716)	(265,944)
Other items:
Gain on revaluation of derivative liabilities (Note 10)	1,776	151,565
Write-down of sales tax receivable	—	(8,753)
Loss before income taxes	(242,940)	(123,132)
Income taxes	—	—
Loss and comprehensive loss	$(242,940)	(123,132)

Loss per share – basic and diluted	$(0.00)	$(0.00)

Weighted-average number of shares outstanding – basic and diluted	57,563,463	57,532,843

See accompanying notes to the condensed consolidated financial statements.

NOTOX TECHNOLOGIES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	For the Three Months Ended November 30,
	2019	2018
Cash Flows From Operating Activities
Loss	$(242,940)	$(123,132)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization - license agreement	46,867	46,867
Unrealized foreign exchange on advances from related parties/shareholders	—	24
Unrealized foreign exchange on license assignment fee payable	(297)	13,406
Unrealized foreign exchange on Interest accrued on license assignment fee payable	—	4,103
Unrealized foreign exchange and expense on due to Clinic	(142)	4,421
Write-down of receivables	—	8,753
Interest accrued on advances from related parties/shareholders	2,932	2,820
Interest accrued on license assignment fee payable	62,000	52,900
Gain on revaluation of derivative liabilities	(1,776)	(151,565)
Changes in assets and liabilities:
Amounts receivable	(4,738)	(12,712)
Sales tax receivable	(7,149)	—
Prepaid expenses	4,589	4,348
Accounts payable and accrued liabilities	95,108	109,146
Due to the Clinic	7,937	7,813
Net cash used in operating activities	(37,609)	(32,808)

Cash Flows From Investing Activities
Receipts from / (Advances to) Xthetica	32,471	—
Net cash provided by investing activities	32,471	—

Cash Flows From Financing Activities
Advances from related parties/shareholders, net	—	27,636
Net cash provided by financing activities	—	27,636

Decrease in cash during the period	(5,138)	(5,172)
Cash, beginning of period	14,843	5,664
Cash, end of period	$9,705	$492

Supplementary Cash Flow Information:
Interest paid	—	—
Taxes paid	$—	$—

See accompanying notes to the condensed consolidated financial statements.

NOTOX TECHNOLOGIES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	Common Stock		Additional paid-in		Total stockholders’
	Share	Amount	capital	Deficit	deficiency
Balance at August 31, 2018	57,532,843	$1,018,256	$8,458,365	$(11,783,486)	$(2,306,865)

Warrants exercised	12,500	10,000	—	—	10,000
Loss	—	—	—	(123,132)	(123,132)
Balance at November 30, 2018	57,545,343	$1,028,256	$8,458,365	$(11,906,618)	$(2,419,997)

Balance at August 31, 2019	57,625,343	$1,133,146	$8,458,365	$(12,418,531)	$(2,827,020)

Loss	—	—	—	(242,940)	(242,940)
Balance at November 30, 2019	57,625,343	$1,133,146	$8,458,365	$(12,661,471)	$(3,069,960)

See accompanying notes to the condensed consolidated financial statements.

NOTOX TECHNOLOGIES CORP.

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

On December 27, 2018, the automatic expiration date for the preferred shares of 1894632 Ontario Inc. (“Subco”) issued in connection with the TSI reverse takeover transaction was extended to December 31, 2020.

Going Concern

As reflected in the accompanying condensed consolidated financial statements, the Company has a deficit of $12,661,471 (August 31, 2019 - $12,418,531) since inception, a working capital deficiency of $3,742,570 (August 31, 2019 - $3,586,763) and a stockholders’ deficiency of $3,069,960 (August 31, 2019 - $2,827,020). This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to raise additional capital and to implement its business plan. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTOX TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

1. Company Overview and Basis of Presentation (continued)

Basis of Presentation and Measurement

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Article 8 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements and should be read in conjunction with the Company’s audited financial statements for the years ended August 31, 2019 and 2018 and their accompanying notes.

The accompanying unaudited condensed consolidated financial statements are expressed in Canadian Dollars (“CAD”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. Operating results for the three months ended November 30, 2019 are not necessarily indicative of the results that may be expected for the year ending August 31, 2020.

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated.

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

Fair Value of Financial Instruments

Carrying values of cash, receivables, accounts payable and accrued liabilities, advances from related parties/shareholders, stock purchase warrants, license assignment fee and accrued interest payable, and stock subscribed in advance approximate fair value because of the short-term nature of these items.

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

NOTOX TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

4. License Agreement, Net

On December 1, 2012, Zoran Holding Corporation (“ZHC”) and the Clinic entered into the License Agreement whereby the Clinic granted ZHC an exclusive worldwide license in the field of aesthetics and pain to make, use, offer to sell, sell and import certain products throughout the term of the License Agreement. Royalties and other payments are payable quarterly. Notox is required to achieve two commercial milestones: first commercial sale within nine months following regulatory approval, and regulatory filings submitted to regulatory authorities by November 30, 2019. The Clinic and Notox are working on completing an amendment to the License Agreement that would extend the November 30, 2019 deadline referenced above, based on the clear development milestones and schedule to be agreed upon not later than March 31, 2020.

As of November 30, 2019, all accrued and unreimbursed patenting costs totaled $271,908 (August 31, 2019 - $264,113). Failure to achieve these milestones, without satisfactory justification, constitutes a material breach of the License Agreement giving the Clinic the right, but not the obligation, to convert the License Agreement to a non-exclusive license or terminate the License Agreement. The Clinic has the right to verify Notox’s compliance with the License Agreement.

Pursuant to above, the gross carrying value of the License Agreement is as follows:

	November 30, 2019
	Gross carrying amount	Accumulated amortization	Net carrying amount
License Agreement	$1,499,731	$609,265	$890,466

	August 31, 2019
	Gross carrying amount	Accumulated amortization	Net carrying amount
License Agreement	$1,499,731	$562,398	$937,333

As of November 30, 2019, amortization expense on the License Agreement for the next five years was expected to be as follows:

Amount
Year ending:
2020	$140,599
2021	187,466
2022	187,466
2023	187,466
2024	187,469
Total	$890,466

5. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of:

	November 30, 2019	August 31, 2019
Trade payables	$1,281,300	$1,193,429
Vendor accruals	786,375	779,138
Accounts payable and accrued liabilities	$2,067,675	$1,972,567

NOTOX TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

6. Related Party Transactions and Balances

The Company’s transactions with related parties were carried out on normal commercial terms and in the course of the Company’s business. Other than disclosed elsewhere in the Company’s condensed consolidated financial statements, related party transactions are as follows:

a) Related party balances

Advances from related parties include:

●	At November 30, 2019, the Company owed $232,000 (August 31, 2019 - $232,000) in advances payable to the President of the Company. These advances are unsecured and bear interest at 3% per annum. Accrued interest payable to the President totaled $41,233 at November 30, 2019 (August 31, 2019 - $39,498).

●	At November 30, 2019, the Company is owed $8,609 (August 31, 2019 – $8,609) in advances receivable by the CEO of the Company. This balance bears no interest and has no repayment terms.

Accounts payable and accrued liabilities include:

●	At November 30, 2019, the Company owed $1,571,408 (August 31, 2019 - $1,481,649) in consulting fees to companies controlled by the President, CEO, and a major shareholder.

b) Related party transactions

During the three months ended November 30, 2018, the Company had the following transactions with related parties:

●	The CEO of the Company advanced $27,636 during the three months ended November 30, 2018. These advances are unsecured, bear no interest and have no repayment terms.

During the three months ended November 30, 2019, the Company had the following transactions with related parties:

●	Consulting fees expense of $88,251 (November 30, 2018 - $81,764) in connection with services provided by the companies controlled by the President, and CEO.

●	Interest expense of $1,735 (November 30, 2018 - $1,735) in connection with advances owing to the President and other shareholders of the Company.

7. Advances from Shareholders

Advances payable to shareholders totaled $160,000 at November 30, 2019 (August 31, 2019 - $160,000). These advances are unsecured and bear interest at 3% per annum, with no specific repayment terms. As at November 30, 2019 accrued interest payable to shareholders totaled $23,068 (August 31, 2019 - $21,871).

8. License Assignment Fee and Accrued Interest Payable

Pursuant to an amendment to the Share Exchange Agreement between the Company, Notox and the shareholders of Notox, the Company is required to pay an aggregate of US$1,000,000 to Zoran K Corporation, a private Ontario corporation (“ZKC”) in the form of a one-time assignment fee. The assignment fee payable is repayable in monthly instalments of US$50,000 beginning on October 1, 2016. Upon completion of any equity financing pursuant to which the Company raises gross proceeds of at least US$1,000,000, the outstanding balance is to be repaid in full.

Since September 1, 2017, interest of 24% per annum, compounding annually, has been accrued on the outstanding balance payable. Interest expense of US$335,558 ($446,133) was accrued on the balance payable as at November 30, 2019. At November 30, 2019, the balance of the license assignment fee payable and interest payable to ZKC was US$830,558 ($1,104,264) (August 31, 2019 - US$783,667 ($1,042,561)). See Note 4.

NOTOX TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

9. Commitments

On June 13, 2016, the Company entered into consulting agreements with 1040614 Ontario Ltd. (the “1040614 Agreement”), MCM Consulting (the “MCM Agreement”) and ZKC (the “ZKC Agreement”). Pursuant to the 1040614 Agreement, the principal of 1040614, performed general consulting services on behalf of the Company. Pursuant to the MCM Agreement, the sole proprietor acts in the capacity of President of the Company. Pursuant to the ZKC Agreement, ZKC, through its principal, acts in the capacity of CEO of the Company. Each consulting agreement is for a period of 10 years, with successive automatic renewal periods of two years until terminated. Pursuant to these consulting agreements, each consultant is entitled to receive the following compensation:

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

Effective February 3, 2018, the Company terminated the 1040614 Agreement.

The Company renewed its premises lease for another year during the previous fiscal year on April 1, 2019 for $5,520 plus HST per annum for a period of twelve months. The remaining rent payments total $1,840 plus HST as at November 30, 2019

10. Stockholders’ Deficiency

Authorized stock

As at November 30, 2019, the Company was authorized to issue 500,000,000 (August 31, 2019 - 500,000,000) shares of common stock at a par value of US$0.001.

On October 9, 2018, the Company’s shareholders and directors approved a change of the Company’s name from Tropic International Inc. to Notox Technologies Corp. and an increase in the Company’s authorized common stock to 500,000,000 shares. The name change and authorized common stock increase were effected November 19, 2018. At November 30, 2019, the Company had 57,625,343 shares of common stock legally issued and outstanding (August 31, 2019 - 57,625,343).

On June 28, 2013, pursuant to the reverse takeover transaction with TSI, the Company acquired 39,015,439 common shares of TSI in exchange for the issuance of 39,015,439 preferred shares of Subco to certain of the shareholders of TSI on a one-for-one basis. As a result of the transaction, TSI became the Company’s majority-owned subsidiary. Each preferred share of Subco is exchangeable into one share of the Company’s common stock at the option of the holder subject to certain restrictions. As at November 30, 2019 and August 31, 2019, none of the preferred shares had been exchanged.

On August 24, 2016, a further 21,672,623 common shares of TSI were exchanged for 10,836,312 preferred shares of Subco.

NOTOX TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

10. Stockholders’ Deficiency (continued)

Share issuances

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

During the three months ended November 30, 2019, the Company did not complete any common stock transactions.

Stock subscribed in advance

During the previous year ended August 31, 2019, the Company received proceeds of $261,692 (US$195,000) as consideration for unit and share private placements, and the exercise of 6,250 warrants. The units/shares were not issued during the three months ended November 30, 2019 and have therefore remained classified as a liability.

Stock Purchase Warrants

The continuity of Canadian dollar denominated stock purchase warrants for the three months ended November 30, 2019 is as follows:

Expiry Date	Price	August 31, 2018	Issued	Expired	August 31, 2019	Issued	Expired	November 30, 2019
October 31, 2018	$0.80	117,500	—	(117,500)	—	—	—	—

The continuity of US dollar denominated stock purchase warrants for the three months ended November 30, 2019 is as follows:

Expiry Date	Price US$	August 31, 2018	Exercised	Issued	Expired	August 31, 2019	Expired	November 30, 2019
September 30, 2018 – Finder	1.40	15,000	—	—	(15,000)	—		—
October 31, 2018	0.80	220,770	(6,250)	—	(214,520)	—		—
November 2, 2018	1.40	400,000	—	—	(400,000)	—		—
July 17, 2019 – Finder	1.40	5,000	—	—	(5,000)	—		—
September 7, 2019	1.40	630,000	—	—	—	630,000	(630,000)	—
		1,270,770	(6,250)	—	(634,520)	630,000	(630,000)	—

* The shares of common stock underlying the warrants exercised during the previous year ended August 31, 2019 have not been issued as at November 30, 2019.

NOTOX TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

10. Stockholders’ Deficiency (continued)

At November 30, 2019, the stock purchase warrants were fair valued at $nil (August 31, 2019 - $1,776) and the weighted-average remaining contractual life of US dollar warrants outstanding was 0.00 years (August 31, 2019 - 0.02 years).

The Company used the Black-Scholes Option Pricing Model to determine the fair values of unit warrants and finder’s warrants issued pursuant to private placements during the three months ended November 30, 2019 and the year ended August 31, 2019 with the following assumptions:

	November 30, 2019	August 31, 2019
Expected dividend yield	—	0.00%
Risk-free interest rate	—	1.78%
Expected stock price volatility	—	100.00%
Expected life of warrants	—	0.02 years

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

12. Accounting Pronouncements

In November 2019, the FASB issued ASU 2019-10, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 842, Leases”, to introduce amendments which will affect the effective dates of the above-noted Topics. The Company will be evaluating the impact this standard will have on the Company’s financial statements.

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

In March 2019, the FASB issued ASU 2019-01, “Leases (Topic 842)”, to introduce amendments which will affect all lessors that are not manufactures or dealers, and those which are depository and lending entities. The amendments in this update amend Topic 842, and are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently in the process of evaluating the effects of this pronouncement on the condensed consolidated financial statements.

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

NOTOX TECHNOLOGIES CORP.

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

14. Subsequent Event

The Company’s management has evaluated subsequent events up to January 21, 2020, the filing date of the condensed consolidated financial statements, pursuant to the requirements of ASC 855 and has determined that there have been events that have occurred that would require a disclosure in the condensed consolidated financial statements.

On December 1, 2019, the Company entered into an option and put agreement (the “Definitive Agreement”) with Xthetica Inc. (“NewCo”), a newly incorporated Nevada corporation, and the sole shareholder of NewCo (the “NewCo Shareholder”) pursuant to which the NewCo Shareholder granted the Company the sole and exclusive right and option to purchase all of the issued and outstanding capital stock of NewCo (the “NewCo Stock”) in exchange for the issuance of an aggregate of up to 10,000,000 shares of the Company’s common stock and warrants to purchase up to 10,000,000 shares of the Company’s common stock. The option is exercisable by the Company in tranches over a period of three years beginning on January 1, 2021.

Each share issued upon the exercise of an option will be issued at a deemed price per share equal to the value of the Company’s common stock on the OTCQB (or such other stock exchange or quotation medium on which the shares are then trading) on the date of issuance, while each warrant issued upon the exercise of an option will be exercisable into one share of the Company’s common stock at a price of US$1.40 per share for a period of three years from the date of issuance, subject to standard adjustments for stock splits, stock dividends and the like.

Pursuant to the Definitive Agreement, the Company granted the NewCo Shareholder a corresponding series of put rights covering the NewCo Stock, also exercisable in tranches over a period of three years beginning on January 1, 2021. Each put right allows the NewCo Shareholder to cause the Company to purchase up to a certain number of shares of NewCo Stock in exchange for the issuance of a certain number of shares of the Company’s common stock plus warrants to purchase shares of the Company’s stock on the same terms as described above. Importantly, the exercise of each put right is subject to Xthetica Canada Inc. (“Xthetica CA”), a newly incorporated Canadian federal corporation and subsidiary of the Company, achieving certain EBITDA milestones in each of its financial years, as reflected in the audited financial statements of Xthetica CA.

Assuming the full exercise of the option or put rights, of which there is no guarantee, NewCo will become a wholly owned subsidiary of the Company. To date, no option or put rights have been exercised.

Concurrently with the execution of the Definitive Agreement, the Company, through Xthetica CA, entered into an assignment agreement dated December 1, 2019. Pursuant to this agreement, Xthetica Inc., an Ontario corporation, assigned all of its rights, title and interest in and to certain of its assets to Xthetica CA.

Management is currently in the process of analyzing in detail the accounting implications of the above agreements in the light of ASC 805 (Business Combination) and will account for the transaction accordingly in the next quarter.

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

This Report includes our interim unaudited condensed consolidated financial statements for the three months ended November 30, 2019. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All financial information in this Report is presented in Canadian dollars, unless otherwise indicated, and should be read in conjunction with our interim unaudited condensed consolidated financial statements and the notes thereto included in this Report.

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

Also, as disclosed in our current report on Form 8-K dated July 14, 2016, on June 13, 2016 we completed a share exchange with Notox Bioscience Inc., a Nevada corporation (“Notox”), and all the shareholders of Notox (collectively, the “Notox Shareholders”) pursuant to which we acquired all the issued and outstanding shares of Notox from the Notox Shareholders in exchange for the issuance of 100,000,000 restricted shares of our common stock to the Notox Shareholders on a 1,000-for-one basis (the “Notox Share Exchange”). In connection with the Notox Share Exchange, Notox acquired 100% of the right, title and interest in and to an exclusive license agreement dated December 1, 2012, as amended on July 30, 2013 (together, the “License Agreement”) with the Cleveland Clinic Foundation (the “Clinic”) formerly held by Zoran Holding Corporation, a private Ontario corporation (“ZHC”); Notox became our wholly-owned subsidiary; and the Notox Shareholders acquired approximately 89% of our issued and outstanding common stock (52.5% on a fully-exchanged basis). The transaction represented an asset acquisition and was therefore accounted for under the asset acquisition method.

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

On September 26, 2017, we entered into a second amendment to the License Agreement with Notox and the Clinic, effective July 1, 2016. The purpose of this amendment was to, among other things: (i) clarify certain vague terms of the License Agreement; (ii) include us as a party for the purpose of guaranteeing the due and prompt payment and performance of all covenants, agreements, obligations and liabilities of Notox; (iii) record the Clinic’s explicit consent to the assignment from ZHC to Notox; (iv) extend the deadline for achieving the first commercial milestone (the submission of regulatory filings to applicable authorities) from November 30, 2017 to November 30, 2019; and (v) establish a second commercial milestone (the completion of at least one commercial sale within nine months of receiving regulatory approval). Since late 2019, we have been engaged in discussions with the Clinic to extend the November 30, 2019 date referenced in the preceding sentence, and we expect to formalize such an extension on or before March 31, 2020.

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

On December 1, 2019, we entered into an option and put agreement (the “Definitive Agreement”) with Xthetica Inc. (“NewCo”), a newly incorporated Nevada corporation, and Manny Kapur, the sole shareholder of NewCo, pursuant to which Mr. Kapur granted us the sole and exclusive right and option to purchase all of the issued and outstanding capital stock of NewCo (the “NewCo Stock”) in exchange for the issuance of an aggregate of up to 10,000,000 shares of our common stock and warrants to purchase up to 10,000,000 shares of our common stock. The option is exercisable by us in tranches over a period of three years beginning on January 1, 2021.

Each share issued upon the exercise of an option will be issued at a deemed price per share equal to the value of our common stock on the OTCQB (or such other stock exchange or quotation medium on which the shares are then trading) on the date of issuance, while each warrant issued upon the exercise of an option will be exercisable into one share of our common stock at a price of US$1.40 per share for a period of three years from the date of issuance, subject to standard adjustments for stock splits, stock dividends and the like.

Pursuant to the Definitive Agreement, we granted Mr. Kapur a corresponding series of put rights covering the NewCo Stock, also exercisable in tranches over a period of three years beginning on January 1, 2021. Each put right allows Mr. Kapur to cause us to purchase up to a certain number of shares of NewCo Stock in exchange for the issuance of a certain number of shares of our common stock plus warrants to purchase shares of our stock on the same terms as described above. Importantly, the exercise of each put right is subject to Xthetica Canada Inc. (“Xthetica CA”), a newly incorporated Canadian federal corporation and our subsidiary, achieving certain EBITDA milestones in each of its financial years, as reflected in the audited financial statements of Xthetica CA.

Assuming the full exercise of the option or put rights, of which there is no guarantee, NewCo will become our wholly owned subsidiary.

In connection with the execution and delivery of the Definitive Agreement, Xthetica Inc. (“Xthetica”), a private Ontario, Canada corporation owned by Mr. Kapur, entered into an assignment agreement with Xthetica CA, in the form attached as Appendix 1 to the Definitive Agreement, pursuant to which Xthetica assigned 100% of its right, title and interest in and to certain assets to Xthetica CA effective July 1, 2019. The assets include Xthetica’s rights and obligations under a series of license and distribution agreements with manufacturers of medical aesthetics products, certain of Xthetica’s inventory, and the goodwill of Xthetica.

Results of Operations

Revenue

We did not generate any revenue during either the three months ended November 30, 2019 or the same period in the prior year.

Production Costs

During the three months ended November 30, 2019, we incurred production costs of $54,804, which was equal to our gross loss for the period. During the same period in the prior year, we incurred production costs and a gross loss of $54,680. Our production costs for both periods consisted solely of License Agreement amortization costs ($46,867 during both periods) and patenting costs ($7,937 during the current period vs. $7,813 during the prior period).

Expenses

During the three months ended November 30, 2019, we incurred $189,912 in total general and administrative expenses, compared to $211,264 in such expenses during the same period in the prior year.

Our expenses during the three months ended November 30, 2019 consisted of $88,251 in management-related consulting fees, $62,000 in interest on a license assignment fee payable, $15,019 in professional fees, $12,866 in trust and filing fees, $6,229 in office and miscellaneous expenses, $2,932 in interest on advances from related parties/shareholders, $1,574 in rent and $1,070 in travel and entertainment expenses, as offset by a $29 foreign exchange gain.

During the same period in the prior year, our expenses included $81,764 in management-related consulting fees, $52,900 in interest on a license assignment fee payable, $37,758 in foreign exchange loss, $20,480 in professional fees, $8,794 in trust and filing fees, $5,250 in rent, $2,820 in interest on advances from related parties/shareholders, $1,134 in travel and entertainment expenses and $364 in office and miscellaneous expenses.

Apart from the $37,787 change in our foreign exchange gain/loss and the $9,100 increase in interest on a license assignment fee payable, our expenses were relatively consistent from period-to-period.

The significant management-related consulting fees we incurred over both periods were paid to our principal executive officers and directors.

Other Items

During the three months ended November 30, 2019, we incurred a $1,776 gain associated with the revaluation of certain outstanding warrants to purchase shares of our common stock that are denominated in U.S. dollars, compared to a $151,565 gain on the same item during the three months ended November 30, 2018.

Net Loss

During the three months ended November 30, 2019, we incurred a net loss and comprehensive loss of $242,940 and a net loss per share of $0.00. During the same period in the prior year, we experienced a net loss and comprehensive loss of $123,132 and a net loss per share of $0.00.

Liquidity and Capital Resources

As of November 30, 2019, we had $9,705 in cash, $138,753 in current assets, $1,083,271 in total assets, $3,881,323 in current liabilities, $4,153,231 in total liabilities and a working capital deficiency of $3,742,570. As of that date, we also had an accumulated deficit of $12,661,471.

During the three months ended November 30, 2019, we spent $37,609 in net cash on operating activities, compared to $32,808 in net cash spending on operating activities during the same period in the prior year. As such, our net cash spending was relatively consistent from period-to-period.

During the three months ended November 30, 2019, we received $32,471 in net cash from investing activities, all of which was in the form of advances from Xthetica. We did not spend any cash on investing activities during the same period in the prior year.

During the three months ended November 30, 2019, we received $Nil in net cash from financing activities, compared to receiving $27,636 in net cash from financing activities during the same period in the prior year. All of cash we received during the three months ended November 30, 2018 was in the form of advances from related parties/shareholders.

During the three months ended November 30, 2019, our cash decreased by $5,138 due to a combination of our operating and financing activities.

Plan of Operations

Our plan of operations over the next 12 months is to continue the process initiated by ZHC to design, manufacture and commercialize the Notox system and its features . We expect to work closely with the Clinic in this regard, and anticipate that we will require at least US$5,025,000 to carry out our plan, as follows:

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

We have not yet prepared a detailed 12-month plan of operations for Xthetica CA since we only completed the asset acquisition on December 1, 2019; however, we anticipate doing so over the next few weeks and will include the plan in our next quarterly report on Form 10-Q.

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

Subsequent to August 31, 2019, we were notified that the Canadian, Australian and Chinese patents had lapsed or expired.

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

Foreign Currency

Our functional currency and the functional currency of our subsidiaries is the Canadian dollar. Our condensed consolidated financial statements are presented in Canadian dollars.

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

Going Concern

Our financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. As at November 30, 2019, we had a working capital deficiency of $3,742,570 and an accumulated deficit of $12,661,471. Our continuation as a going concern is dependent upon the continued financial support from our stockholders, our ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the period ended November 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are filed as a part of this Report:

Exhibit Number	Exhibit Description
3(i).1	Articles of Incorporation filed with the Nevada Secretary of State on October 29, 2007 (1)

3(i).2	Certificate of Amendment filed with the Nevada Secretary of State on August 24, 2010 (1)

3(i).3	Certificate of Amendment filed with the Nevada Secretary of State on April 17, 2013 (2)

3(i).4	Articles of Merger filed with the Nevada Secretary of State on December 6, 2013 (3)

3(i).5	Certificate of Amendment filed with the Nevada Secretary of State on November 19, 2018 (4)

3(ii).1	By-Laws (1)

3(ii).2	Amended and Restated Bylaws (5)

10.1	Share Exchange Agreement dated June 28, 2013 with 1894632 Ontario Inc., Tropic Spa Inc. and the shareholders of Tropic Spa Inc. (6)

10.2	Amendment to Share Exchange Agreement dated February 17, 2015 with 1894632 Ontario Inc., Tropic Spa Inc. and the shareholders of Tropic Spa Inc. (7)

10.3	Share Exchange Agreement dated June 6, 2016 with Notox Bioscience Inc. and the shareholders of Notox Bioscience Inc. (8)

10.4	Amendment to Share Exchange Agreement dated November 23, 2016 with Notox Bioscience Inc. and the shareholders of Notox Bioscience Inc. (9)

10.5	Option and Put Agreement dated December 1, 2019 with Xthetica Inc. and the sole shareholder of Xthetica Inc. (10)

21	1894631 Ontario Inc. (Ontario, Canada), 1894632 Ontario Inc. (Ontario, Canada), Notox Bioscience Inc. (Nevada), Tropic Spa Inc. (Ontario, Canada)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

(1)	Incorporated by reference from our registration statement on Form 10, filed with the SEC on October 15, 2010.

(2)	Incorporated by reference from our quarterly report on Form 10-Q, filed with the SEC on June 20, 2013.

(3)	Incorporated by reference from our annual report on Form 10-K, filed with the SEC on December 9, 2013.

(4)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on November 26, 2018.

(5)	Incorporated by reference from our annual report on Form 10-K, filed with the SEC on December 14, 2018.

(6)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on July 3, 2013.

(7)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on February 19, 2015.

(8)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on June 13, 2016.

(9)	Incorporated by reference from our quarterly report on Form 10-Q, filed with the SEC on January 19, 2017.

(10)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on December 10, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 21, 2020	NOTOX TECHNOLOGIES CORP.

	By:	/s/ John Marmora
John Marmora
President, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

