Form 10-Q
period 2020-02-29
NOTOX TECHNOLOGIES CORP.
filed 2020-06-01
CIK 844538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2020

or

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

As of May 29, 2020, the registrant’s outstanding common stock consisted of 57,821,593 shares.

2

Item 1. Financial Statements

Notox Technologies Corp.

Condensed Consolidated Financial Statements
For the Three and Six Months Ended February 29, 2020

(Expressed in Canadian dollars)

(unaudited)

3

NOTOX TECHNOLOGIES CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	February 29, 2020	August 31, 2019
	$	$
ASSETS
Current assets:
Cash	59,565	14,843
Amounts receivable	644,903	6,584
Inventory	1,172,789	-
Sales tax receivable	107,330	94,726
Prepaid expenses	44,579	20,440
Total current assets	2,029,166	136,593
Advances to Xthetica	-	86,519
Office equipment	6,710	-
Patents	4	4
License agreement (Note 4)	843,598	937,333
Intangible assets (Note 5)	1,716,086	-
Goodwill (Note 5)	186,147	-
Total assets	4,781,711	1,160,449

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable and accrued liabilities (Note 6)	3,182,905	1,972,567
Advances from related parties/shareholders (Note 7 and 8)	443,093	444,760
License assignment fee and accrued interest payable (Note 9)	1,159,145	1,042,561
Stock purchase warrants (Note 11)	87,671	1,776
Stock subscribed in advance (Note 11)	-	261,692
Total current liabilities	4,872,814	3,723,356
Deferred tax liability (Note 5)	446,182	-
Due to the Clinic (Note 4)	274,773	264,113
	5,593,769	3,987,469
Stockholders’ deficiency (Note 11):
Common stock	1,306,500	1,133,146
Additional paid-in capital	8,458,365	8,458,365
Purchase consideration (Note 5)	2,543,323	-
Deficit accumulated during the development stage	(13,120,246)	(12,418,531)
Total stockholders’ deficiency	(812,058)	(2,827,020)
Total liabilities and stockholders’ deficiency	4,781,711	1,160,449

Contingent liability (Note 14)

Subsequent event (Note 15)

See accompanying notes to the condensed consolidated financial statements

NOTOX TECHNOLOGIES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	For the 3 months ended February 29, 2020	For the 3 months ended February 28, 2019	For the 6 months ended February 29, 2020	For the 6 months ended February 28, 2019
	$	$	$	$
Revenue:
Sales	1,003,180	-	1,003,180	-

Production costs:
COGS	460,213	-	460,213	-
Amortization - license agreement (Note 4)	46,868	46,866	93,735	93,733
Royalty	46,073	-	46,073	-
Patenting costs - the Clinic	-	-	7,937	7,813
Total production costs	553,154	46,866	607,958	101,546
Gross margin	450,026	(46,866)	395,222	(101,546)

General and administration:
Consulting fees – management (Note 7)	126,056	235	214,307	81,999
Salaries and benefits	217,565	-	217,565	-
Amortization - intangible assets (Note 5)	90,320	-	90,320	-
Interest on advances from related parties/shareholders (Note 7 and 8)	2,931	3,136	5,863	5,956
Interest on license assignment fee payable (Note 9)	61,810	53,595	123,810	106,495
Advertising and promotion	76,386	124	76,386	124
Foreign exchange loss	8,914	225,379	8,885	263,137
Office and miscellaneous	166,008	449	172,237	813
Professional fees	69,889	11,854	84,908	32,334
Taxes	12,600	-	12,600	-
Rent	8,704	5,530	10,278	10,780
Travel and entertainment	47,942	435	49,012	1,569
Trust and filing fees	20,343	6,185	33,209	14,979
Total general and administration	909,468	306,922	1,099,380	518,186

Loss before other item and income taxes	(459,442)	(353,788)	(704,158)	(619,732)

Other items:
Other income	-	2,800	-	2,800
Gain on revaluation of warrants (Note 11)	667	4,326	2,443	46,083
Gain on expiry of warrants	-	-	-	109,808
Discount received	-	4,172	-	4,172
Write-off of amount receivable	-	-	-	(8,753)
Loss before income taxes	(458,775)	(342,490)	(701,715)	(465,622)
Income taxes	-	-	-	-
Net loss and comprehensive loss	(458,775)	(342,490)	(701,715)	(465,622)

Loss per share – basic and diluted	(0.01)	(0.01)	(0.01)	(0.01)

Weighted-average number of shares outstanding - basic and diluted	57,703,843	57,539,763	57,664,376	57,539,763

See accompanying notes to the condensed consolidated financial statements.

NOTOX TECHNOLOGIES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	For the 6 months ended February 29, 2020	For the 6 months ended February 28, 2019
	$	$
Cash Flows From Operating Activities
Loss	(701,715)	(465,622)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization - intangible assets	90,320	—
Amortization - license agreement	93,735	93,733
Unrealized foreign exchange on license assignment fee payable	—	118,501
Unrealized foreign exchange and expense on due to Clinic	—	9,634
Write-down of receivables	—	8,753
Interest accrued on advances from related parties/shareholders	5,863	—
Interest accrued on license assignment fee payable	123,810	—
Discount received and other income	—	(6,972)
Gain on revaluation of derivative liabilities	(2,443)	—
Gain on revaluation of warrants	—	(46,083)
Gain on expiration of warrants	—	(109,808)
Changes in assets and liabilities:
Amounts receivable	(115,307)	(4,039)
Inventory	(166,240)	—
Sales tax receivable	(12,604)	—
Prepaid expenses	(24,139)	9,046
Accounts payable and accrued liabilities	668,534	292,398
Due to the Clinic	10,660	—
Net cash used in operating activities	(29,526)	(100,459)

Cash Flows From Investing Activities
Purchase of office equipment	(6,710)	—
Cash acquired from business combination	82,625	—
Net cash provided by investing activities	75,915	—

Cash Flows From Financing Activities
Proceeds from private placements	—	104,890
Warrants exercised	—	5,000
Advances from related parties/shareholders, net	(1,667)	88,223
Net cash (used in) provided by financing activities	(1,667)	198,113

Increase in cash during the period	44,722	97,654
Cash, beginning of period	14,843	5,664
Cash, end of period	59,565	103,318

Period ended February 29, 2020, non-cash information: Issuance of shares for subscription received in advance of $261,692 including warrants at a fair value of $88,338 presented as liabilities.

See accompanying notes to the condensed consolidated financial statements.

NOTOX TECHNOLOGIES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	Common Stock		Shares to be	Purchase	Additional paid-in	Accumulated
	Shares	Amount	issued	consideration	capital	deficit	Total
	#	$	$	$	$	$	$
As at August 31, 2018	57,532,843	1,018,256	—	—	8,458,365	(11,783,486)	(2,306,865)

Warrants exercised	12,500	10,000	—	—	—	—	10,000

Net loss for the period	—	—	—	—	—	(123,132)	(123,132)

As at November 30, 2018	57,545,343	1,028,256	—	—	8,458,365	(11,906,618)	(2,419,997)

Shares to be issued	—	—	104,890	—	—	—	104,890

Net loss for the period	—	—	—	—	—	(342,490)	(342,490)

As at February 28, 2019	57,545,343	1,028,256	104,890	—	8,458,365	(12,249,108)	(2,657,597)

As at August 31, 2019	57,625,343	1,133,146	—	—	8,458,365	(12,418,531)	(2,827,020)

Net loss for the period	—	—	—	—	—	(242,940)	(242,940)

As at November 30, 2019	57,625,343	1,133,146	—	—	8,458,365	(12,661,471)	(3,069,960)

Shares issued	196,250	261,692	—	—	—	—	261,692

Purchase consideration (Note 5)	—	—	—	2,543,323	—	—	2,543,323

Warrants issued (Note 11)	—	(88,338)	—	—	—	—	(88,338)

Net loss for the period	—	—	—	—	—	(458,775)	(458,775)

As at February 29, 2020	57,821,593	1,306,500	—	2,543,323	8,458,365	(13,120,246)	(812,058)

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

Concurrent with the execution of the Definitive Agreement, the Company entered into an assignment agreement (the “Assignment Agreement”) with Xthetica Inc., an Ontario corporation owned by the NewCo Shareholder (the “Assignor”), pursuant to which the Assignor assigned all of its rights, title and interest in and to certain of its assets to Xthetica CA.

The accompanying condensed consolidated financial statements include the financial statements of Xthetica CA since the acquisition date. Please refer to Note 5 for further details.

NOTOX TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

1. Company Overview and Basis of Presentation (continued)

Going Concern

As reflected in the accompanying condensed consolidated financial statements, the Company has a deficit of $13,120,246 (August 31, 2019 - $12,418,531) since inception, a working capital deficiency of $2,843,648 (August 31, 2019 - $3,586,763) and a stockholders’ deficiency of $812,058 (August 31, 2019 - $2,827,020). This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to raise additional capital and to implement its business plan. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The accompanying unaudited condensed consolidated financial statements are expressed in Canadian Dollars (“CAD”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. Operating results for the six months ended February 29, 2020 are not necessarily indicative of the results that may be expected for the year ending August 31, 2020.

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of the Company, TSI, Notox, Subco, 1894631 Ontario Inc. and Xthetica CA, the Company’s subsidiaries. All significant inter-company balances and transactions have been eliminated.

NOTOX TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

2. Summary of Significant Accounting Policies (continued)

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

Fair Value of Financial Instruments

Carrying values of cash, receivables, accounts payable and accrued liabilities, advances from related parties/shareholders, stock purchase warrants, license assignment fee and accrued interest payable, due to the clinic and stock subscribed in advance approximate fair value because of the short-term nature of these items.

Business Combination

Acquisitions of subsidiaries and businesses are accounted for using the acquisition method. The Company measures goodwill as the fair value of the consideration transferred, including the recognized amount of any non-controlling interest in the acquiree, less the net recognized amount of the identifiable assets and liabilities assumed, all measured as of the acquisition date.

The Company determines the fair value of the consideration based on the fair value of the net assets acquired. Transaction costs, other than those associated with the issue of debt or equity securities, that the Company incurs in connection with a business combination are expensed as incurred.

Intangible Assets

Intangible assets acquired separately are measured on initial recognition at cost. Following initial recognition, definite-life intangible assets are carried at cost less any accumulated amortization and any accumulated impairment losses. Subsequent expenditures are capitalized only when they increase the future economic benefits embodied in the specific asset to which they relate. All other expenditures are recognized in profit or loss as incurred.

Intangible assets have been amortized based on the useful life as below:

Patents - 8 years; and

Trademarks, License Agreement and customer base - 5 years

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

The Company’s only financial instrument that is classified as Level 1 is cash. Stock purchase warrants are valued as Level 2. The fair value of the other financial assets and liabilities approximate their carrying value due to the short-term nature of the instruments. Due to the Clinic’s fair value approximates its carrying amount as the amounts are accrued.

NOTOX TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

4. License Agreement, Net

Under the License Agreement, Notox has an exclusive worldwide license in the field of aesthetics and pain to make, use, offer to sell, sell and import certain products throughout the term of the License Agreement. Royalties and other payments are payable quarterly. Notox is required to achieve two commercial milestones: first commercial sale within nine months following regulatory approval, and regulatory filings submitted to regulatory authorities by November 30, 2019. The Clinic and Notox are working on completing an amendment to the License Agreement that would extend the November 30, 2019 deadline referenced above, based on the clear development milestones and schedule.

As of February, 29, 2020, all accrued and unreimbursed patenting costs totaled $274,773 (August 31, 2019 - $264,113). Failure to achieve these milestones, without satisfactory justification, constitutes a material breach of the License Agreement giving the Clinic the right, but not the obligation, to convert the License Agreement to a non-exclusive license or terminate the License Agreement. The Clinic has the right to verify Notox’s compliance with the License Agreement.

Pursuant to above, the gross carrying value of the License Agreement is as follows:

	February 29, 2020
	Gross carrying amount	Accumulated amortization	Net carrying amount
License Agreement	$1,499,731	$656,133	$843,598

	August 31, 2019
	Gross carrying amount	Accumulated amortization	Net carrying amount
License Agreement	$1,499,731	$562,398	$937,333

As of February, 29, 2020, amortization expense on the License Agreement for the next five years was expected to be as follows:

Amount
Year ending:
2020	$93,731
2021	187,466
2022	187,466
2023	187,466
2024	187,469
Total	$843,598

NOTOX TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

5. Business Combination

On December 1, 2019, the Company entered into the Definitive Agreement with NewCo and the NewCo Shareholder, and concurrently, Xthetica CA entered into the Assignment Agreement with the Assignor. (Note 1)

The transaction was accounted for as a business combination, as the group of assets of the Assignor met the definition of a business. No transaction costs were incurred and expensed as a result of the acquisition. On completion of the business combination, the Company determined the fair value of the consideration based on the fair value of the net assets acquired. Due to the timing of the acquisition, the fair values assigned to the net assets acquired are preliminary and may be revised by the Company within 12 months from the date of acquisition as additional information is received.

The fair value of identifiable assets acquired and liabilities assumed as at the acquisition date are as follows:

$
Purchase Consideration
Option and put agreement	2,543,323

Assets acquired and liabilities assumed :
Cash	82,625
Accounts receivable	523,012
Inventory	1,006,549
Goodwill	186,147
Trademarks	395,941
License agreements	888,307
Customer base	522,158
Accounts payable and accrued liabilities	(615,234)
Deferred tax liability	(446,182)
Total net assets acquired	2,543,323

Pursuant to above, the gross carrying value of the intangible assets is as follows:

	February 29, 2020
	Gross carrying amount	Accumulated amortization	Net carrying amount
	$	$	$
Trademarks	395,941	19,797	376,144
License agreements	888,307	44,415	843,892
Customer base	522,158	26,108	496,050
Assembled workforce (Goodwill)	186,147	-	186,147
	1,992,553	90,320	1,902,233

6. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of:

	February 29, 2020	August 31, 2019
Trade payables	$1,718,003	$1,193,429
Vendor accruals	1,464,902	779,138
Accounts payable and accrued liabilities	$3,182,905	$1,972,567

NOTOX TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

7. Related Party Transactions and Balances

The Company’s transactions with related parties were carried out on normal commercial terms and in the course of the Company’s business. Other than disclosed elsewhere in the Company’s condensed consolidated financial statements, related party transactions are as follows:

a) Related party balances

Advances from related parties include:

●	At February 29, 2020, the Company owed $232,000 (August 31, 2019 - $232,000) in advances payable to the President of the Company. These advances are unsecured and bear interest at 3% per annum. Accrued interest payable to the President totaled $42,968 at February 29, 2020 (August 31, 2019 - $39,498).

●	At February 29, 2020, the Company is owed $16,139 (August 31, 2019 - $8,609) in advances receivable by the CEO of the Company. This balance bears no interest and has no repayment terms.

Accounts payable and accrued liabilities include:

●	At February 29, 2020, the Company owed $1,660,794 (August 31, 2019 - $1,481,649) in consulting fees to companies controlled by the President, CEO, and a major shareholder.

b) Related party transactions

During the six months ended February 29, 2020, the Company had the following transactions with related parties:

●	The CEO of the Company made net advances of $7,350 during the six months ended February 29, 2020. These advances are unsecured, bear no interest and have no repayment terms.

During the six months ended February 29, 2020 and 2019, the Company had the following transactions with related parties:

●	Consulting fees expense of $209,307 (six months ended February 28, 2019 - $81,765) in connection with services provided by the companies controlled by the President and CEO.

●	Interest expense of $5,863 (six months ended February 28, 2019 - $5,534) in connection with advances owing to the President and other shareholders of the Company.

8. Advances from Shareholders

Advances payable to shareholders totaled $160,000 at February 29, 2020 (August 31, 2019 - $160,000). These advances are unsecured and bear interest at 3% per annum, with no specific repayment terms. As at February 29, 2020 accrued interest payable to shareholders totaled $24,264 (August 31, 2019 - $21,871).

9. License Assignment Fee and Accrued Interest Payable

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

Since September 1, 2017, interest of 24% per annum, compounding annually, has been accrued on the outstanding balance payable. Interest expense of US$382,450 ($508,268) was accrued on the balance payable as at February 29, 2020. At February 29, 2020, the balance of the license assignment fee payable and interest payable to ZKC was US$877,450 ($1,159,145) (August 31, 2019 - US$783,667 ($1,042,561)). See Note 4.

NOTOX TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

10. Commitments

On June 13, 2016, the Company entered into consulting agreements with 1040614 Ontario Ltd. (the “1040614 Agreement”), MCM Consulting (the “MCM Agreement”) and ZKC (the “ZKC Agreement”). Pursuant to the 1040614 Agreement, the principal of 1040614 performed general consulting services on behalf of the Company. Pursuant to the MCM Agreement, the sole proprietor acts in the capacity of President of the Company. Pursuant to the ZKC Agreement, ZKC, through its principal, acts in the capacity of CEO of the Company. Each consulting agreement is for a period of 10 years, with successive automatic renewal periods of two years until terminated. Pursuant to these consulting agreements, each consultant is entitled to receive the following compensation:

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

11. Stockholders’ Deficiency

Authorized stock

As at February 29, 2020, the Company was authorized to issue 500,000,000 (August 31, 2019 - 500,000,000) shares of common stock at a par value of US$0.001.

On October 9, 2018, the Company’s shareholders and directors approved a change of the Company’s name from Tropic International Inc. to Notox Technologies Corp. and an increase in the Company’s authorized common stock to 500,000,000 shares. The name change and authorized common stock increase were effected November 19, 2018. At February 29, 2020, the Company had 57,821,593 shares of common stock legally issued and outstanding (August 31, 2019 - 57,625,343).

On June 28, 2013, pursuant to the reverse takeover transaction with TSI, the Company acquired 39,015,439 common shares of TSI in exchange for the issuance of 39,015,439 preferred shares of Subco to certain of the shareholders of TSI on a one-for-one basis. As a result of the transaction, TSI became the Company’s majority-owned subsidiary. Each preferred share of Subco is exchangeable into one share of the Company’s common stock at the option of the holder subject to certain restrictions. As at February 29, 2020 and August 31, 2019, none of the preferred shares had been exchanged.

On August 24, 2016, a further 21,672,623 common shares of TSI were exchanged for 10,836,312 preferred shares of Subco.

NOTOX TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

11. Stockholders’ Deficiency (continued)

Share issuances

During the six months ended February 29, 2020, the Company:

●

Issued 150,000 units at a price of US$1.00 per unit for gross proceeds of $200,020 (US$150,000) (received as at August 31, 2019).  Each unit consists of one share and one share purchase warrant exercisable at US$1.40 per share for a period of 2 years, expiring January 24, 2022. The warrants were determined to be derivative liabilities and were valued using the Black-Scholes option pricing model, at a fair value of $88,338 with the following inputs:  0% expected dividends, 1.78% risk-free interest rate, 2 year life and 100% expected volatility.

●	Issued 40,000 shares at a price of US$1.00 per share for gross proceeds of $53,338 (US$40,000) (received as at August 31, 2019).

●	Issued 6,250 shares upon the exercise of 6,250 warrants for gross proceeds of $8,334 (US$6,250) (received as at August 31, 2019).

Stock Purchase Warrants

The continuity of Canadian dollar denominated stock purchase warrants for the six months ended February 29, 2020 is as follows:

Expiry Date	Price	August 31, 2018	Issued	Expired	August 31, 2019	Issued	Expired	February 29, 2020
October 31, 2018	$0.80	117,500	—	(117,500)	—	—	—	—

The continuity of US dollar denominated stock purchase warrants for the six months ended February 29, 2020 is as follows:

Expiry Date	Price US$	August 31, 2018	Exercised	Expired	August 31, 2019	Issued	Expired	February 29, 2020
September 30, 2018 – Finder	1.40	15,000	—	(15,000)	—	—	—	—
October 31, 2018	0.80	220,770	(6,250)	(214,520)	—	—	—	—
November 2, 2018	1.40	400,000	—	(400,000)	—	—	—	—
July 17, 2019 – Finder	1.40	5,000	—	(5,000)	—	—	—	—
September 7, 2019	1.40	630,000	—	—	630,000	—	(630,000)	—
January 24, 2022	1.40	—	—	—	—	150,000	—	150,000
		1,270,770	(6,250)	(634,520)	630,000	150,000	(630,000)	150,000

At February 29, 2020, the stock purchase warrants were fair valued at $87,671 (August 31, 2019 - $1,776) and the weighted-average remaining contractual life of US dollar warrants outstanding was 1.9 years (August 31, 2019 - 0.02 years).

NOTOX TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

11. Stockholders’ Deficiency (continued)

The Company used the Black-Scholes Option Pricing Model to determine the fair values of unit warrants and finder’s warrants issued pursuant to private placements during the three and six months ended February 29, 2020 and the year ended August 31, 2019 with the following assumptions:

	February 29, 2020	August 31, 2019
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	1.78%	1.78%
Expected stock price volatility	100,00%	100.00%
Expected life of warrants	1.9 years	0.02 years

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

13. Accounting Pronouncements

In November 2019, the FASB issued ASU 2019-10, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 842, Leases”, to introduce amendments which will affect the effective dates of the above noted Topics. The Company is evaluating the impact this standard will have on the Company’s financial statements.

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

14. Contingent Liability

Pursuant to the reverse takeover transaction with TSI, the Company may be required to acquire up to 296,500 common shares of TSI, being those TSI shares still outstanding, in exchange for 148,250 preferred shares of Subco on a one-for-two basis. Such preferred shares would then be exchangeable on the same basis as the 49,851,751 Subco preferred shares currently outstanding. See Note 11.

NOTOX TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

15. Subsequent Event

The Company’s management has evaluated subsequent events up to May 29, 2020, the filing date of the accompanying condensed consolidated financial statements, pursuant to the requirements of ASC 855 and has determined that there have been events that have occurred that would require a disclosure in the condensed consolidated financial statements.

Subsequent to February 29, 2020, the outbreak of the novel strain of coronavirus identified as COVID-19 has resulted in a widespread health crisis that has affected economies and financial markets around the world. The full impact of the COVID-19 pandemic continues to evolve. Management is actively monitoring the global situation and its effects on the sector and the Company’s financial position and operations. To the date of the issuance of these financial statements, the Company is still assessing the potential risks and uncertainties arising from COVID-19, which will be accounted for when reliable estimates become available. Actual effects will depend on many factors beyond the control and knowledge of management.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (this “Report”) contains forward-looking statements. The forward-looking statements are contained principally in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Report. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates”, “believes”, “seeks”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predicts”, “projects”, “should”, “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Such statements may include, but are not limited to, information related to: anticipated operating results; relationships with our customers; consumer demand; financial resources and condition; changes in revenues; changes in profitability; changes in accounting treatment; cost of sales; selling, general and administrative expenses; interest expense; the ability to produce the liquidity or enter into agreements to acquire the capital necessary to continue our operations and take advantage of opportunities; legal proceedings and claims; and the effect of the COVID-19 pandemic.

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

In March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, economies and financial markets globally, leading to an economic downturn. It has also disrupted the normal operations of many businesses, including ours. This outbreak could decrease spending, adversely affect demand for our products and harm our business and results of operations. It is not possible for us to predict the duration or magnitude of the adverse results of the outbreak and its effects on our business or results of operations at this time.

PRESENTATION OF INFORMATION

Except as otherwise indicated by the context, references in this Report to “we”, “us” and “our” are to the combined business of Notox Technologies Corp. and its consolidated subsidiaries.

This Report includes our interim unaudited condensed consolidated financial statements for the three and six months ended February 29, 2020. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All financial information in this Report is presented in Canadian dollars, unless otherwise indicated, and should be read in conjunction with our interim unaudited condensed consolidated financial statements and the notes thereto included in this Report.

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

On September 26, 2017, we entered into a second amendment to the License Agreement with Notox and the Clinic, effective July 1, 2016. The purpose of this amendment was to, among other things: (i) clarify certain vague terms of the License Agreement; (ii) include us as a party for the purpose of guaranteeing the due and prompt payment and performance of all covenants, agreements, obligations and liabilities of Notox; (iii) record the Clinic’s explicit consent to the assignment from ZHC to Notox; (iv) extend the deadline for achieving the first commercial milestone (the submission of regulatory filings to applicable authorities) from November 30, 2017 to November 30, 2019; and (v) establish a second commercial milestone (the completion of at least one commercial sale within nine months of receiving regulatory approval). Since late 2019, we have been engaged in discussions with the Clinic to extend the November 30, 2019 date referenced in the preceding sentence. Those discussions have been delayed by the onset of the COVID-19 pandemic and associated travel restrictions, but are still ongoing.

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

In connection with the execution and delivery of the Definitive Agreement, Xthetica Inc. (“Xthetica”), a private Ontario, Canada corporation owned by Mr. Kapur, entered into an assignment agreement with Xthetica CA, in the form attached as Appendix 1 to the Definitive Agreement (the “Assignment Agreement”), pursuant to which Xthetica assigned 100% of its right, title and interest in and to certain assets to Xthetica CA. The assets include Xthetica’s rights and obligations under a series of license and distribution agreements with manufacturers of medical aesthetics products, certain of Xthetica’s inventory, and the goodwill of Xthetica.

Xthetica CA provides products, services and training to a large number of aesthetic clinics and nurses in Canada, mainly in Ontario, Quebec and to a lesser extent, Manitoba, Alberta and British Columbia. The company uses an internal sales force and works closely and together with manufacturers and distribution partners to educate and train for new product launches.

Results of Operations

Three Months Ended February 29, 2020

Revenue

During the three months ended February 29, 2020, we generated $1,003,180 in revenue, all of which was in the form of sales revenue through Xthetica CA. We did not generate any revenue during the same period in the prior year.

Production Costs

During the three months ended February 29, 2020, we incurred production costs of $553,154 and realized a gross margin of $450,026. During the same period in the prior year, we incurred production costs and a gross loss of $46,866. Our production costs for the three months ended February 29, 2020 consisted of $460,213 in COGS, $46,868 in License Agreement amortization costs and $46,073 in royalty expenses, whereas our production costs during the same period in the prior year consisted solely of License Agreement amortization costs.

Expenses

During the three months ended February 29, 2020, we incurred $909,468 in total general and administrative expenses, compared to incurring $306,922 in such expenses during the same period in the prior year. This increase was generally due to the completion of the Xthetica acquisition and the commencement of operations by Xthetica CA during the recent quarter.

Our material expenses during the three months ended February 29, 2020 consisted of the following:

●	$217,565 in salaries and benefits paid to employees of Xthetica CA;
●	$166,008 in office and miscellaneous expenses, the bulk of which were associated with Xthetica CA beginning to deliver products to customers in Canada and the United States;
●	$126,056 in management-related consulting fees, a portion of which was paid to consultants of Xthetica CA;
●	$90,320 in amortization of intangible assets;
●	$76,386 in advertising and promotion expenses;
●	$61,810 in interest on a license assignment fee payable;
●	$69,889 in professional fees, including amounts paid to the sole shareholder of Xthetica for services rendered to Xthetica CA;
●	$47,942 in travel and entertainment expenses, which we plan to carefully monitor going forward;
●	$20,343 in trust and filing fees;
●	$12,600 in taxes;
●	$8,914 in foreign loss;
●	$8,704 in rent;
●	and $2,931 in interest on advances from related parties/shareholders.

During the same period in the prior year, our material expenses included $225,379 in foreign exchange loss, $53,595 in interest on a license assignment fee payable, $11,854 in professional fees, $6,185 in trust and filing fees, $5,530 in rent and $3,136 in interest on advances from related parties/shareholders.

Substantially all of the changes described above were due to the increase in our operations, through Xthetica CA, following the closing of the Definitive Agreement and Assignment Agreement.

Other Items

During the three months ended February 29, 2019, we generated a $4,326 gain associated with the revaluation of certain outstanding warrants to purchase shares of our common stock that were denominated in U.S. dollars, generated $2,800 in other income and received $4,172 in discounts.

Net Loss

During the three months ended February 29, 2020, we incurred a net loss and comprehensive loss of $458,775 and a net loss per share of $0.01. During the same period in the prior year, we experienced a net loss and comprehensive loss of $342,490 and a net loss per share of $0.01.

Six Months Ended February 29, 2020

Revenue

During the six months ended February 29, 2020, we generated $1,003,180 in revenue, all of which was in the form of sales revenue through Xthetica CA. We did not generate any revenue during the same period in the prior year.

Production Costs

During the six months ended February 29, 2020, we incurred production costs of $607,958 and realized a gross margin of $395,222. During the same period in the prior year, we incurred production costs and a gross loss of $101,546. Our production costs for the six months ended February 29, 2020 consisted of $460,213 in COGS, $93,735 in License Agreement amortization costs, $46,073 in royalty expenses and $7,937 in patenting costs, compared to $93,733 in License Agreement amortization costs and $7,813 in patenting costs during the same period in the prior year.

Expenses

During the six months ended February 29, 2020, we incurred $1,099,380 in total general and administrative expenses, compared to $518,186 in such expenses during the same period in the prior year.

Our material expenses during the six months ended February 29, 2020 consisted of $217,565 in salaries and benefits to employees of Xthetica CA, $214,307 in management-related consulting fees, $172,237 in office and miscellaneous expenses, $123,810 in interest on a license assignment fee payable, $90,320 in amortization of intangible assets, $84,908 in professional fees, $76,386 in advertising and promotion expenses, $49,012 in travel and entertainment expenses, $33,209 in trust and filing fees, $12,600 in taxes, $10,278 in rent, $8,885 in foreign loss, and $5,863 in interest on advances from related parties/shareholders.

During the same period in the prior year, our material expenses included $263,137 in foreign exchange loss, $106,495 in interest on a license assignment fee payable, $81,999 in management-related consulting fees, $32,334 in professional fees, $14,979 in trust and filing fees, $10,780 in rent and $5,956 in interest on advances from related parties/shareholders.

As was the case during the three months ended February 29, 2020, substantially all of the changes described above were due to the increase in our operations, through Xthetica CA, following the closing of the Definitive Agreement and Assignment Agreement.

Other Items

During the six months ended February 29, 2020, we generated a $1,776 gain associated with the revaluation of certain outstanding warrants to purchase shares of our common stock that are denominated in U.S. dollars. During the same period in the prior year, we incurred a writedown of amounts receivable in the amount of $8,753, a $46,083 gain associated with the revaluation of certain outstanding warrants to purchase shares of our common stock that are denominated in U.S. dollars, and a $109,808 gain on the expiration of certain outstanding warrants to purchase shares of our common stock that are also denominated in U.S. dollars. In addition, we generated $2,800 in other income and received $4,172 in discounts as described above.

Net Loss

During the six months ended February 29, 2020, we incurred a net loss and comprehensive loss of $701,715 and a net loss per share of $0.01. During the same period in the prior year, we experienced a net loss and comprehensive loss of $465,622 and a net loss per share of $0.01.

Liquidity and Capital Resources

As of February 29, 2020, we had $59,565 in cash, $2,029,166 in current assets, $4,781,711 in total assets, $4,872,814 in current liabilities, $5,593,769 in total liabilities and a working capital deficiency of $2,843,648. As of that date, we also had an accumulated deficit of $13,120,246.

During the six months ended February 29, 2020, we spent $29,526 in net cash on operating activities, compared to $100,459 in net cash spending on operating activities during the same period in the prior year. The decrease of approximately 70% in our spending between the two periods was primarily attributable to the increase in our net loss as adjusted for certain changes in our assets and liabilities from period-to-period, an in particular, increases in our inventory, amounts receivable and accounts payable and accrued liabilities.

During the six months ended February 29, 2020, we received $75,915 in net cash from investing activities, substantially all of which was in the form of cash acquired upon the closing of the Xthetica acquisition. We did not spend any cash on investing activities during the same period in the prior year.

During the six months ended February 29, 2020, we spent $1,667 in net cash on financing activities, compared to receiving $198,113 in net cash from financing activities during the same period in the prior year. Of the cash we received during the prior period, $104,890 was attributable to proceeds from shares to be issued, $88,223 represented advances from related parties/shareholders, and $5,000 was due to the exercise of warrants.

During the six months ended February 29, 2020, our cash increased by $44,722 due to a combination of our operating and financing activities.

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

We have not yet prepared a detailed 12-month plan of operations for Xthetica CA due to business disruptions caused by the COVID-19 pandemic. We expect to prepare an achievable plan upon the receipt of additional information from our manufacturing and distribution partners, as well as applicable levels of government, over the coming months and anticipate including it in our next quarterly report on Form 10-Q.

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

Critical Accounting Policies

Intangible Assets

Intangible assets acquired separately are measured on initial recognition at cost. Following initial recognition, definite-life intangible assets are carried at cost less any accumulated amortization and any accumulated impairment losses. Subsequent expenditures are capitalized only when they increase the future economic benefits embodied in the specific asset to which they relate. All other expenditures are recognized in profit or loss as incurred.

Intangible assets have been amortized based on the useful life as below:

Patents - 8 Years; and

Trademarks, License Agreement and customer base - 5 years

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

Going Concern

Our financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. As at February 29, 2020, we had a working capital deficiency of $2,843,648 and an accumulated deficit of $13,120,246. Our continuation as a going concern is dependent upon the continued financial support from our stockholders, our ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the period ended February 29, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are filed as a part of this Report:

Exhibit Number	Exhibit Description
3(i).1	Articles of Incorporation filed with the Nevada Secretary of State on October 29, 2007 (1)
3(i).2	Certificate of Amendment filed with the Nevada Secretary of State on August 24, 2010 (1)
3(i).3	Certificate of Amendment filed with the Nevada Secretary of State on April 17, 2013 (2)
3(i).4	Articles of Merger filed with the Nevada Secretary of State on December 6, 2013 (3)
3(i).5	Certificate of Amendment filed with the Nevada Secretary of State on November 19, 2018 (4)
3(ii).1	By-Laws (1)
3(ii).2	Amended and Restated Bylaws (5)
10.1	Share Exchange Agreement dated June 28, 2013 with 1894632 Ontario Inc., Tropic Spa Inc. and the shareholders of Tropic Spa Inc. (6)
10.2	Amendment to Share Exchange Agreement dated February 17, 2015 with 1894632 Ontario Inc., Tropic Spa Inc. and the shareholders of Tropic Spa Inc. (7)
10.3	Share Exchange Agreement dated June 6, 2016 with Notox Bioscience Inc. and the shareholders of Notox Bioscience Inc. (8)

10.4	Amendment to Share Exchange Agreement dated November 23, 2016 with Notox Bioscience Inc. and the shareholders of Notox Bioscience Inc. (9)
10.5	Option and Put Agreement dated December 1, 2019 with Xthetica Inc. and the sole shareholder of Xthetica Inc. (10)
21	1894631 Ontario Inc. (Ontario, Canada), 1894632 Ontario Inc. (Ontario, Canada), Notox Bioscience Inc. (Nevada), Tropic Spa Inc. (Ontario, Canada), Xthetica Canada Inc. (Federal, Canada)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

(1)	Incorporated by reference from our registration statement on Form 10, filed with the SEC on October 15, 2010.

(2)	Incorporated by reference from our quarterly report on Form 10-Q, filed with the SEC on June 20, 2013.

(3)	Incorporated by reference from our annual report on Form 10-K, filed with the SEC on December 9, 2013.

(4)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on November 26, 2018.

(5)	Incorporated by reference from our annual report on Form 10-K, filed with the SEC on December 14, 2018.

(6)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on July 3, 2013.

(7)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on February 19, 2015.

(8)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on June 13, 2016.

(9)	Incorporated by reference from our quarterly report on Form 10-Q, filed with the SEC on January 19, 2017.

(10)	Incorporated by reference from our current report on Form 8-K, filed with the SEC on December 10, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 29, 2020	NOTOX TECHNOLOGIES CORP.

	By:	/s/ John Marmora
John Marmora
President, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

