Form 10-Q
period 2020-05-31
NOTOX TECHNOLOGIES CORP.
filed 2020-07-20
CIK 844538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2020

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

As of July 20, 2020, the registrant’s outstanding common stock consisted of 57,821,593 shares.

2

Item 1. Financial Statements

Notox Technologies Corp.

Condensed Consolidated Financial Statements

For the Three and Nine Months Ended May 31, 2020

(Expressed in Canadian dollars)

(unaudited)

3

NOTOX TECHNOLOGIES CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	May 31, 2020	August 31, 2019
	$	$
ASSETS
Current assets:
Cash	82,815	14,843
Amounts receivable	304,279	6,584
Inventory	1,104,626	-
Sales tax receivable	112,932	94,726
Prepaid expenses	5,402	20,440
Total current assets	1,610,054	136,593
Advances to Xthetica	-	86,519
Office equipment	6,710	-
Patents	4	4
License agreement (Note 4)	796,730	937,333
Intangible assets (Note 5)	1,630,281	-
Goodwill (Note 5)	186,147	-
Total assets	4,229,926	1,160,449

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable and accrued liabilities (Note 6)	3,136,956	1,972,567
Advances from related parties/shareholders (Note 7 and 8)	419,044	444,760
License assignment fee and accrued interest payable (Note 9)	1,274,325	1,042,561
Stock purchase warrants (Note 11)	80,539	1,776
Stock subscribed in advance (Note 11)	-	261,692
Total current liabilities	4,910,864	3,723,356
Deferred tax liability (Note 5)	423,873	-
Due to the Clinic (Note 4)	282,098	264,113
	5,616,835	3,987,469
Stockholders’ deficiency (Note 11):
Common stock	1,306,500	1,133,146
Additional paid-in capital	8,458,365	8,458,365
Purchase consideration (Note 5)	2,543,323	-
Deficit accumulated during the development stage	(13,695,097)	(12,418,531)
Total stockholders’ deficiency	(1,386,909)	(2,827,020)
Total liabilities and stockholders’ deficiency	4,229,926	1,160,449

Contingent liability (Note 14)

Subsequent event (Note 15)

See accompanying notes to the condensed consolidated financial statements

NOTOX TECHNOLOGIES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	For the 3 months ended May 31, 2020	For the 3 months ended May 31, 2019	For the 9 months ended May 31, 2020	For the 9 months ended May 31, 2019
	$	$	$	$
Revenue:
Sales	179,085	-	1,182,265	-

Production costs:
COGS	79,838	-	540,051	-
Amortization - licence agreement (Note 4)	46,868	46,867	140,603	140,600
Royalty	-	-	46,073	-
Patenting costs - the Clinic	-	-	7,937	7,813
Total production costs	126,706	46,867	734,664	148,413
Gross margin	52,379	(46,867)	447,601	(148,413)

General and administration:
Consulting fees – management (Note 7)	183,514	5,876	397,821	87,875
Salaries and benefits	74,027	-	291,592	-
Amortization - intangible assets (Note 5)	85,805	-	176,125	-
Interest on advances from related parties/shareholders (Note 7 and 8)	2,951	3,078	8,814	9,035
Interest on license assignment fee payable (Note 9)	83,600	53,602	207,410	160,097
Advertising and promotion	(631)	-	75,755	124
Foreign exchange loss	82,871	23,053	91,756	286,189
Office and miscellaneous	111,981	421	284,218	1,234
Professional fees	10,850	51,220	95,758	83,554
Taxes	5,327	-	17,927	-
Rent	8,213	1,042	18,491	11,822
Travel and entertainment	2,986	518	51,998	2,087
Trust and filing fees	5,177	8,549	38,386	23,528
Total general and administration	656,671	147,359	1,756,051	665,545

Loss before other item and income taxes	(604,292)	(194,226)	(1,308,450)	(813,958)

Other items:
Other income	-	-	-	2,800
Gain on revaluation of derivative liabilities (Note 11)	7,132	84,164	9,575	130,247
Gain on expiry of warrants	-	-	-	109,808
Discount received	-	-	-	4,172
Write-off of amount receivable	-	-	-	(8,752)
Loss before income taxes	(597,160)	(110,062)	(1,298,875)	(575,683)
Income taxes	-	-	-	-
Deferred tax recovery	22,309	-	22,309	-
Net loss and comprehensive loss	(574,851)	(110,062)	(1,276,566)	(575,683)

Loss per share – basic and diluted	(0.01)	(0.00)	(0.02)	(0.01)

Weighted-average number of shares outstanding - basic and diluted	57,821,593	57,545,343	57,717,358	57,541,314

See accompanying notes to the condensed consolidated financial statements.

NOTOX TECHNOLOGIES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	For the 9 months ended May 31, 2020	For the 9 months ended May 31, 2019
	$	$
Cash Flows From Operating Activities
Net loss for the period	(1,276,566)	(575,683)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization - intangible assets	176,125	—
Amortization - license agreement	140,603	140,600
Unrealized foreign exchange on license assignment fee payable	41,615	189,925
Unrealized foreign exchange and expense on due to Clinic	—	16,311
Write-down of receivables	—	8,753
Interest accrued on advances from related parties/shareholders	8,814	—
Interest accrued on license assignment fee payable	207,848	—
Discount received and other income	—	(8,755)
Gain on revaluation of derivative liabilities	(9,575)	(130,246)
Gain on expiration of warrants	—	(109,808)
Deferred tax recovery	(22,309)	—
Changes in assets and liabilities:
Amounts receivable	225,317	(6,062)
Inventory	(98,077)	—
Sales tax receivable	(18,206)	—
Prepaid expenses	15,038	13,976
Accounts payable and accrued liabilities	617,975	332,306
Due to the Clinic	17,985	—
Net cash provided by (used in) operating activities	26,587	(128,683)

Cash Flows From Investing Activities
Purchase of office equipment	(6,710)	—
Cash acquired from business combination	82,625	—
Net cash provided by investing activities	75,915	—

Cash Flows From Financing Activities
Proceeds from private placements	—	364,934
Advances from related parties/shareholders, net	(34,530)	(35,713)
Net cash (used in) provided by financing activities	(34,530)	329,221

Increase in cash during the period	67,972	200,538
Cash, beginning of period	14,843	5,664
Cash, end of period	82,815	206,202

Period ended May 31, 2020, non-cash information: Issuance of units for subscription received in advance of $261,692 including warrants at a fair value of $88,338 presented as liabilities. There were no non-cash activities for the period ended May 31, 2019.

See accompanying notes to the condensed consolidated financial statements.

NOTOX TECHNOLOGIES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

	Common stock		Shares to be	Purchase	Additional paid-in	Accumulated
	Shares	Amount	issued	consideration	capital	deficit	Total
	#	$	$	$	$	$	$
As at August 31, 2018	57,532,843	1,018,256	—	—	8,458,365	(11,783,486)	(2,306,865)

Warrants excercised	12,500	10,000	—	—	—	—	10,000

Net loss for the period	—	—	—	—	—	(123,131)	(123,131)

As at November 30, 2018	57,545,343	1,028,256	—	—	8,458,365	(11,906,617)	(2,419,996)

Shares to be issued	—	—	109,890	—	—	—	109,890

Net loss for the period	—	—	—	—	—	(342,490)	(342,490)

As at February 28, 2019	57,545,343	1,028,256	109,890	—	8,458,365	(12,249,107)	(2,652,596)

Gross Proceeds from private placements of shares to be issued	—	—	255,044	—	—	—	255,044

Reclassification of proceeds from private placements to stock purchase warrants	—	—	(110,478)	—	—	—	(110,478)

Net loss for the period	—	—	—	—	—	(110,062)	(110,062)

As at May 31, 2019	57,545,343	1,028,256	254,456	—	8,458,365	(12,359,169)	(2,618,092)

As at August 31, 2019	57,625,343	1,133,146	—	—	8,458,365	(12,418,531)	(2,827,020)

Net loss for the period	—	—	—	—	—	(242,940)	(242,940)

As at November 30, 2019	57,625,343	1,133,146	—	—	8,458,365	(12,661,471)	(3,069,960)

Shares issued	196,250	261,692	—	—	—	—	261,692

Purchase consideration (Note 5)	—	—	—	2,543,323	—	—	2,543,323

Warrants issued (Note 11)	—	(88,338)	—	—	—	—	(88,338)

Net loss for the period	—	—	—	—	—	(458,775)	(458,775)

As at February 29, 2020	57,821,593	1,306,500	—	2,543,323	8,458,365	(13,120,246)	(812,058)

Net loss for the period	—	—	—	—	—	(574,851)	(574,851)

As at May 31, 2020	57,821,593	1,306,500	—	2,543,323	8,458,365	(13,695,097)	(1,386,909)

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

Concurrent with the execution of the Definitive Agreement the Company entered into an assignment agreement (the “Assignment Agreement”) with Xthetica, Inc., an Ontario corporation owned by the NewCo Shareholder (the “Assignor”), pursuant to which the Assignor assigned all of its rights, title and interest in and to certain of its assets to Xthetica CA.

The accompanying condensed consolidated financial statements also include the financial statements of Xthetica CA since the acquisition date. Please refer to Note 5 for further details.

NOTOX TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

1. Company Overview and Basis of Presentation (continued)

Going Concern

As reflected in the accompanying condensed consolidated financial statements, the Company has a deficit of $13,695,097 (August 31, 2019 - $12,418,531) since inception, a working capital deficiency of $3,300,810 (August 31, 2019 - $3,586,763) and a stockholders’ deficiency of $1,386,909 (August 31, 2019 - $2,827,020). This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to raise additional capital and to implement its business plan. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

On March 11, 2020, the World Health Organization declared the ongoing COVID-19 outbreak as a global health emergency. The outbreak of the novel strain of coronavirus identified as COVID-19 has resulted in a widespread health crisis that has affected economies and financial markets around the world. The full impact of the COVID-19 pandemic continues to evolve. Management is actively monitoring the global situation and its effects on the sector and the Company’s financial position and operations.

As at May 31, 2020, the Company was still assessing the potential risks and uncertainties arising from COVID-19, which will be accounted for when reliable estimates become available. Actual effects will depend on many factors beyond the control and knowledge of management.

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

The accompanying unaudited condensed consolidated financial statements are expressed in Canadian Dollars (“CAD”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. Operating results for the nine months ended May 31, 2020 are not necessarily indicative of the results that may be expected for the year ending August 31, 2020.

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

The Company’s only financial instrument that is classified as Level 1 is cash. The fair value of the other financial assets and liabilities approximate their carrying value due to the short-term nature of the instruments. Due to the clinic’s fair value approximates its carrying amount as amounts are accrued.

NOTOX TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

4. License Agreement, Net

Under the License Agreement, Notox has an exclusive worldwide license in the field of aesthetics and pain to make, use, offer to sell, sell and import certain products throughout the term of the License Agreement. Royalties and other payments are payable quarterly. Notox is required to achieve two commercial milestones: first commercial sale within nine months following regulatory approval, and regulatory filings submitted to regulatory authorities by November 30, 2019. The Clinic and Notox are working on completing an amendment to the License Agreement that would extend the November 30, 2019 deadline referenced above, based on the clear development milestones and schedule to be agreed upon not later than March 31, 2020. However, due to the disruption brought by COVID-19 pandemic, Notox is still under discussion with the Clinic for further extension of the deadline.

As of May 31, 2020, all accrued and unreimbursed patenting costs totaled $282,098 (August 31, 2019 - $264,113). Failure to achieve these milestones, without satisfactory justification, constitutes a material breach of the License Agreement giving the Clinic the right, but not the obligation, to convert the License Agreement to a non-exclusive license or terminate the License Agreement. The Clinic has the right to verify Notox’s compliance with the License Agreement.

Pursuant to above, the gross carrying value of the License Agreement is as follows:

	May 31, 2020
	Gross carrying amount	Accumulated amortization	Net carrying amount
License Agreement	$1,499,731	$703,001	$796,730

	August 31, 2019
	Gross carrying amount	Accumulated amortization	Net carrying amount
License Agreement	$1,499,731	$562,398	$937,333

As of May 31, 2020, amortization expense on the License Agreement for the next five years was expected to be as follows:

Amount
Year ending:
2020	$46,866
2021	187,466
2022	187,466
2023	187,466
2024	187,466
Total	$796,730

5. Business Combination

On December 1, 2019, the Company entered into the Definitive Agreement with NewCo and the NewCo Shareholder, and concurrently, Xthetica CA entered into the Assignment Agreement with the Assignor (Note 1).

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

NOTOX TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

5. Business Combination (continued)

The fair value of identifiable assets acquired and liabilities assumed as at the acquisition date are as follows:

$
Purchase Consideration
Option and put agreement	2,543,323

Assets acquired and liabilities assumed :
Cash	82,625
Accounts receivable	523,012
Inventory	1,006,549
Assembled workforce (Goodwill)	186,147
Trademarks	395,941
Licence agreements	888,307
Customer base	522,158
Accounts payable and accrued liabilities	(615,234)
Deferred tax liability	(446,182)
Total net assets acquired	2,543,323

Pursuant to above, the gross carrying value of the intangible assets is as follows:

	May 31, 2020
	Gross carrying amount	Accumulated amortization	Net carrying amount
	$	$	$
Trademarks	395,941	38,604	357,337
Licence agreements	888,307	86,610	801,697
Customer base	522,158	50,911	471,247
Assembled workforce (Goodwill)	186,147	-	186,147
	1,992,553	176,125	1,816,428

6. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of:

	May 31, 2020	August 31, 2019
Trade payables	$1,580,526	$1,193,429
Vendor accruals	1,556,430	779,138
Accounts payable and accrued liabilities	$3,136,956	$1,972,567

NOTOX TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

7. Related Party Transactions and Balances

The Company’s transactions with related parties were carried out on normal commercial terms and in the course of the Company’s business. Other than disclosed elsewhere in the Company’s condensed consolidated financial statements, related party transactions are as follows:

a) Related party balances

Advances from related parties include:

●	At May 31, 2020, the Company owed $225,000 (August 31, 2019 - $232,000) in advances payable to the President of the Company. These advances are unsecured and bear interest at 3% per annum. Accrued interest payable to the President totaled $44,722 at May 31, 2020 (August 31, 2019 - $39,498).

●	At May 31, 2020, the Company is owed $36,139 (August 31, 2019 - $8,609) in advances receivable from the CEO of the Company. This balance bears no interest and has no repayment terms.

Accounts payable and accrued liabilities include:

●	At May 31, 2020, the Company owed $1,752,564 (August 31, 2019 - $1,481,649) in consulting fees to companies controlled by the President, CEO, and a major shareholder.

b) Related party transactions

During the nine months ended May 31, 2020 and 2019, the Company had the following transactions with related parties:

●

The Company made advances to the CEO of $27,350 (May 31, 2019 – the CEO made advances of $28,836) during the nine months ended May 31, 2020. These advances are unsecured, bear no interest and have no repayment terms.

●	The Company repaid $7,000 (May 31, 2019 - $Nil) to the President of the Company.

●	The Company incurred consulting fees expense of $392,821 (May 31, 2019 - $87,875) in connection with services provided by the companies controlled by the President, and CEO.

●	The Company incurred interest expense of $8,814 (May 31, 2019 - $8,347) in connection with advances owing to the President and other shareholders of the Company.

8. Advances from Shareholders

Advances payable to shareholders totaled $160,000 at May 31, 2020 (August 31, 2019 - $160,000). These advances are unsecured and bear interest at 3% per annum, with no specific repayment terms. As at May 31, 2020 accrued interest payable to shareholders totaled $25,248 (August 31, 2019 - $21,871).

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

Since September 1, 2017, interest of 24% per annum, compounding annually, has been accrued on the outstanding balance payable. Interest expense of US$429,856 ($591,808) was accrued on the balance payable as at May 31, 2020. At May 31, 2020, the balance of the license assignment fee payable and interest payable to ZKC was US$924,856 ($1,274,325) (August 31, 2019 - US$783,667 ($1,042,561)). See Note 4.

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

11. Stockholders’ Deficiency

Authorized stock

As at May 31, 2020, the Company was authorized to issue 500,000,000 (August 31, 2019 - 500,000,000) shares of common stock at a par value of US$0.001.

On October 9, 2018, the Company’s shareholders and directors approved a change of the Company’s name from Tropic International Inc. to Notox Technologies Corp. and an increase in the Company’s authorized common stock to 500,000,000 shares. The name change and authorized common stock increase were effected November 19, 2018. At May 31, 2020, the Company had 57,821,593 shares of common stock legally issued and outstanding (August 31, 2019 - 57,625,343).

On June 28, 2013, pursuant to the reverse takeover transaction with TSI, the Company acquired 39,015,439 common shares of TSI in exchange for the issuance of 39,015,439 preferred shares of Subco to certain of the shareholders of TSI on a one-for-one basis. As a result of the transaction, TSI became the Company’s majority-owned subsidiary. Each preferred share of Subco is exchangeable into one share of the Company’s common stock at the option of the holder subject to certain restrictions. As at May 31, 2020 and August 31, 2019, none of the preferred shares had been exchanged.

On August 24, 2016, a further 21,672,623 common shares of TSI were exchanged for 10,836,312 preferred shares of Subco.

NOTOX TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

11. Stockholders’ Deficiency (continued)

Share issuances

During the nine months ended May 31, 2020, the Company:

●	Issued 150,000 units at a price of US$1.00 per unit for gross proceeds of $200,020 (US$150,000) (received as at August 31, 2019). Each unit consists of one share and one share purchase warrant exercisable at US$1.40 per share for a period of 2 years, expiring January 24, 2020. The warrants were determined to be derivative liabilities and were valued using the Black-Scholes option pricing model, at a fair value of $88,338 with the following inputs: 0% expected dividends, 1.78% risk-free interest rate, 2 year life and 100% expected volatility.

●	Issued 40,000 shares at a price of US$1.00 per share for gross proceeds of $53,338 (US$40,000) (received as at August 31, 2019).

●	Issued 6,250 shares upon the exercise of 6,250 warrants for gross proceeds of $8,334 (US$6,250) (received as at August 31, 2019).

During the year ended August 31, 2019, the Company completed the following common stock transactions:

●	During the year ended August 31, 2018, $10,000 in stock subscriptions was received pursuant to the exercise of 12,500 warrants at a price of $0.80 per share in February 2018. The shares were issued in November 2018.

●	On July 3, 2019, the Company issued 80,000 shares of common stock through a private placement with a fair value of $104,890 at a price of U$1.00 per share.

Stock Purchase Warrants

The continuity of Canadian dollar denominated stock purchase warrants for the nine months ended May 31, 2020 is as follows:

Expiry Date	Price	August 31, 2018	Issued	Expired	August 31, 2019	Issued	Expired	May 31, 2020
October 31, 2018	$0.80	117,500	—	(117,500)	—	—	—	—

The continuity of US dollar denominated stock purchase warrants for the nine months ended May 31, 2020 is as follows:

Expiry Date	Price US$	August 31, 2018	Exercised	Expired	August 31, 2019	Issued	Expired	May 31, 2020
September 30, 2018 – Finder	1.40	15,000	—	(15,000)	—	—	—	—
October 31, 2018	0.80	220,770	(6,250)	(214,520)	—	—	—	—
November 2, 2018	1.40	400,000	—	(400,000)	—	—	—	—
July 17, 2019 – Finder	1.40	5,000	—	(5,000)	—	—	—	—
September 7, 2019	1.40	630,000	—	—	630,000	—	(630,000)	—
January 24, 2022	1.40	—	—	—	—	150,000	—	150,000
		1,270,770	(6,250)	(634,520)	630,000	150,000	(630,000)	150,000

NOTOX TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(UNAUDITED)

11. Stockholders’ Deficiency (continued)

On January 24, 2020, the Company issued 150,000 stock purchase warrants at an exercise price of US$1.40 and was fair valued at $88,338.

At May 31, 2020, the stock purchase warrants were fair valued at $80,539 (August 31, 2019 - $1,776) and the weighted-average remaining contractual life of US dollar warrants outstanding was 1.65 years (August 31, 2019 - 0.02 years).

The Company used the Black-Scholes Option Pricing Model to determine the fair values of unit warrants and finder’s warrants issued pursuant to private placements during the three and nine months ended May 31, 2020 and the year ended August 31, 2019 with the following assumptions:

	May 31, 2020	August 31, 2019
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	1.78%	1.78%
Expected stock price volatility	100.00%	100.00%
Expected life of warrants	1.65 years	0.02 years

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

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. At May 31, 2020 there were no significant pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations.

15. Subsequent Event

The Company’s management has evaluated subsequent events up to July 20, 2020, the filing date of the accompanying condensed consolidated financial statements, pursuant to the requirements of ASC 855 and has determined that there have been events that have occurred that would require a disclosure in the condensed consolidated financial statements.

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

This Report includes our interim unaudited condensed consolidated financial statements for the three and nine months ended May 31, 2020. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All financial information in this Report is presented in Canadian dollars, unless otherwise indicated, and should be read in conjunction with our interim unaudited condensed consolidated financial statements and the notes thereto included in this Report.

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

Results of Operations

Three Months Ended May 31, 2020

Revenue

During the three months ended May 31, 2020, we generated $179,085 in revenue, all of which was in the form of sales revenue through Xthetica CA. We did not generate any revenue during the same period in the prior year.

Production Costs

During the three months ended May 31, 2020, we incurred production costs of $126,706 and realized a gross margin of $52,379. During the same period in the prior year, we incurred production costs and a gross loss of $46,867. Our production costs for the three months ended May 31, 2020 consisted of $79,838 in COGS and $46,868 in License Agreement amortization costs, whereas our production costs during the same period in the prior year consisted solely of License Agreement amortization costs.

Expenses

During the three months ended May 31, 2020, we incurred $656,671 in total general and administrative expenses, compared to incurring $147,359 in such expenses during the same period in the prior year. This increase was generally due to the completion of the Xthetica acquisition and the commencement of operations by Xthetica CA during the quarter ended February 29, 2020.

Our material expenses during the three months ended May 31, 2020 consisted of the following:

●	$183,514 in management-related consulting fees, a portion of which was paid to consultants of Xthetica CA;
●	$111,981 in office and miscellaneous expenses;

●	$85,805 in amortization of intangible assets;
●	$83,600 in interest on a license assignment fee payable;
●	$82,871 in foreign exchange loss;
●	$74,027 in salaries and benefits paid to employees of Xthetica CA;
●	$10,850 in professional fees ;
●	$8,213 in rent;
●	$5,327 in taxes;
●	$5,177 in trust and filing fees;
●	$2,986 in travel and entertainment expenses; and
●	$2,951 in interest on advances from related parties/shareholders.

During the same period in the prior year, our material expenses included $53,602 in interest on a license assignment fee payable, $51,220 in professional fees, $23,053 in foreign exchange loss, $8,549 in trust and filing fees, $5,876 in management-related consulting fees, $3,078 in interest on advances from related parties/shareholders, $1,042 in rent.

Substantially all of the changes described above were due to the increase in our operations, through Xthetica CA, following the closing of the Definitive Agreement and Assignment Agreement.

Other Items

During the three months ended May 31, 2020, we generated a $7,132 gain associated with the revaluation of certain outstanding warrants to purchase shares of our common stock that were denominated in U.S. dollars. During the same period in the prior year, we generated a $84,164 gain associated with the same issue.

Net Loss

During the three months ended May 31, 2020, we incurred a net loss and comprehensive loss of $574,851 and a net loss per share of $0.01. During the same period in the prior year, we experienced a net loss and comprehensive loss of $110,062 and a net loss per share of $0.00.

Nine Months Ended May 31, 2020

Revenue

During the nine months ended May 31, 2020, we generated $1,182,265 in revenue, all of which was in the form of sales revenue through Xthetica CA. We did not generate any revenue during the same period in the prior year.

Production Costs

During the nine months ended May 31, 2020, we incurred production costs of $734,664 and realized a gross margin of $447,601. During the same period in the prior year, we incurred production costs and a gross loss of $148,413. Our production costs for the nine months ended May 31, 2020 consisted of $540,051 in COGS, $140,603 in License Agreement amortization costs, $46,073 in royalty expenses and $7,937 in patenting costs, compared to $140,600 in License Agreement amortization costs and $7,813 in patenting costs during the same period in the prior year.

Expenses

During the nine months ended May 31, 2020, we incurred $1,756,051 in total general and administrative expenses, compared to $665,545 in such expenses during the same period in the prior year.

Our material expenses during the nine months ended May 31, 2020 consisted of the following:

●	$397,821 in management-related consulting fees, a portion of which was paid to consultants of Xthetica CA;
●	$291,592 in salaries and benefits paid to employees of Xthetica CA;
●	$284,218 in office and miscellaneous expenses;
●	$207,410 in interest on a license assignment fee payable;
●	$176,125 in amortization of intangible assets;
●	$95,758 in professional fees, including amounts paid to the sole shareholder of Xthetica for services rendered to Xthetica CA;
●	$91,756 in foreign exchange loss;
●	$75,755 in advertising and promotion expenses
●	$51,998 in travel and entertainment expenses;
●	$38,386 in trust and filing fees;
●	$18,491 in rent;
●	$17,297 in taxes; and
●	$8,814 in interest on advances from related parties/shareholders.

During the same period in the prior year, our material expenses included $286,189 in foreign exchange loss, $160,097 in interest on a license assignment fee payable, $87,875 in management-related consulting fees, $83,554 in professional fees, $23,528 in trust and filing fees, $11,822 in rent and $9,035 in interest on advances from related parties/shareholders.

As was the case during the three months ended May 31, 2020, substantially all of the changes described above were due to the increase in our operations, through Xthetica CA, following the closing of the Definitive Agreement and Assignment Agreement.

Other Items

During the nine months ended May 31, 2020, we generated a $9,575 gain associated with the revaluation of certain outstanding warrants to purchase shares of our common stock that are denominated in U.S. dollars. During the same period in the prior year, we incurred a writedown of amounts receivable in the amount of $8,752, a $130,247 gain associated with the revaluation of certain outstanding warrants to purchase shares of our common stock that are denominated in U.S. dollars, and a $109,808 gain on the expiration of certain outstanding warrants to purchase shares of our common stock that are also denominated in U.S. dollars. In addition, we generated $2,800 in other income and received $4,172 in discounts.

Net Loss

During the nine months ended May 31, 2020, we incurred a net loss and comprehensive loss of $1,276,566 and a net loss per share of $0.02. During the same period in the prior year, we experienced a net loss and comprehensive loss of $575,683 and a net loss per share of $0.01.

Liquidity and Capital Resources

As of May 31, 2020, we had $82,815 in cash, $1,610,054 in current assets, $4,229,926 in total assets, $4,910,864 in current liabilities, $5,616,835 in total liabilities and a working capital deficiency of $3,300,810. As of that date, we also had an accumulated deficit of $13,695,097.

During the nine months ended May 31, 2020, we received $26,587 in net cash from operating activities, compared to $128,683 in net cash spending on operating activities during the same period in the prior year. The change in our spending between the two periods was primarily attributable to the increase in our net loss as adjusted for certain changes in our assets and liabilities from period-to-period, and in particular, a significant increase in our accounts payable and accrued liabilities.

During the nine months ended May 31, 2020, we received $75,915 in net cash from investing activities, substantially all of which was in the form of cash acquired upon the closing of the Xthetica acquisition. We did not spend any cash on investing activities during the same period in the prior year.

During the nine months ended May 31, 2020, we spent $34,530 in net cash on financing activities, all of which was attributable to repayments in advances from related parties/shareholders. During the same period in the prior year, we received $329,221 in net cash from financing activities, $364,934 of which was attributable to proceeds from private placements, less the repayment of $35,713 in advances from related parties/shareholders.

During the nine months ended May 31, 2020, our cash increased by $67,972 due to a combination of our operating, investing and financing activities.

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

Going Concern

Our financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. As at May 31, 2020, we had a working capital deficiency of $3,300,810 and an accumulated deficit of $13,695,097. Our continuation as a going concern is dependent upon the continued financial support from our stockholders, our ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the period ended May 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In June 2020, Manny Kapur and Xthetica (together, the “Plaintiffs”) filed a statement of claim in the Ontario Superior Court of Justice against us, Xthetica CA, Zoran Konević, our Chief Executive Officer and Director, and a private company controlled by Mr. Konević (collectively, the “Defendants”), alleging that, inter alia, the Defendants owed monies to the Plaintiffs pursuant to certain contractual arrangements.

On July 10, 2020, we filed a statement of defence and counterclaim in respect of this matter along with Xthetica CA and Mr. Konević, whereby we denied each and every allegation in the Plaintiffs’ statement of claim and initiated a counterclaim against the Plaintiffs, the spouse of Mr. Kapur, certain former employees of Xthetica CA, and certain additional persons related thereto (collectively, the “Counterclaim Defendants”). The counterclaim seeks significant damages from the Counterclaim Defendants along with a number of declarations, injunctions and orders, the substance of which concern the conduct of the Counterclaim Defendants in relation to the business of Xthetica CA.

At this time, the outcome of the claim and counterclaim are uncertain.

Other than as described above, we are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of our executive officers or any of our subsidiaries, threatened against or affecting us, our common stock, any of our subsidiaries or our officers or directors of those of our subsidiaries’ in their capacities as such, in which an adverse decision could have a material adverse effect.

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

Dated: July 20, 2020	NOTOX TECHNOLOGIES CORP.

	By:	/s/ John Marmora
John Marmora
President, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

